Form 10QSB
period 2002-09-30
VOICE DIARY INC
filed 2003-01-21
CIK 1173784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from __________ to __________

                             Commission file number

                                VOICE DIARY INC.
                     (Exact name of small business issuer as
                            specified in its charter)

            Delaware                                             72-1629948
   (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

             200 Robbins Lane, P.O. Box 30, Jericho, New York 11573
                    (Address of principal executive offices)

                                 (516) 939-0400
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  [ X ]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 706,863 Class A Common Shares; 2,400 Class B Common Shares, as of January 21, 2003.

Transitional Small Business Disclosure Format (check one):  Yes  [  ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

The unaudited financial statements of Voice Diary Inc. as of September 30, 2002 follow on the next page.

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                         ------------------------------
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  ---------------------------------------------

                                                                  SEPTEMBER 30     DECEMBER 31
                                                               ------------------  -----------
                                                                    2 0 0 2          2 0 0 1
                                                               ------------------  -----------
                                                                   (UNAUDITED)
                                                               ------------------
CURRENT ASSETS
---------------
Cash and cash equivalents                                      $          16,602     117,805$
Trade accounts receivable                                                  9,273       65,970
Other receivables and prepaid expenses                                    12,585       29,363
                                                               ------------------  -----------
                                                                          38,460      213,138
FIXED ASSETS
-------------
Equipment                                                                141,380      108,839
Less: accumulated deprecation                                            102,986       97,235
                                                               ------------------  -----------
                                                                          38,394       11,604
                                                               ------------------  -----------
                                                               $          76,854    $ 224,742
                                                               ==================  ===========
CURRENT LIABILITIES
--------------------
Short-term bank borrowings and current portion of long
 term debt                                                     $          75,029    $  44,330
Short-term loans from Related Party                                           --      357,672
Bridge loan                                                               35,000           --
Trade accounts payable                                                    21,790      197,249
Accrued expenses                                                         198,505      180,542
Related parties                                                               --        4,929
Other payables                                                            57,868       35,291
                                                               ------------------  -----------
                                                                         388,192      820,013
                                                               ------------------  -----------

LONG TERM LIABILITIES
---------------------
Long term loans from banks                                                66,826      108,443
Liabilities for severance pay                                              6,173        1,761
                                                               ------------------  -----------
                                                                          72,999      110,204
                                                               ------------------  -----------
SHAREHOLDERS' DEFICIENCY
--------------------------
Common Stock:
Shares of Class A Common Stock $0.01 par value
(Authorized -10,000,000 shares as of September 30, 2002 and
 December 31, 2001
 Issued and Outstanding - 634,863 shares as of September 30,
2002 and 736,531 shares as of December 31, 2001)
Shares of Class B Common Stock $0.01 par value
(Authorized - 10,000 shares, Issued and Outstanding - 2,400
 shares as of September 30, 2002 and December 31, 2001)                    6,373        7,389
Additional paid-in capital                                             2,017,220    1,203,489
Deficit accumulated during the development stage                      (2,407,930)  (1,916,353)
                                                               ------------------  -----------
                                                                        (384,337)    (705,475)
                                                               ------------------  -----------

                                                                $         76,854   $  224,742
                                                               ==================  ===========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             -------------------------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                                                                CUMULATIVE FROM
                                                                                                 OCTOBER 1, 1993
                                                                                                    (DATE OF
                                                                                                 COMMENCEMENT
                                   THREE MONTHS ENDED             NINE MONTHS ENDED              OF OPERATIONS)
                                     SEPTEMBER 30                   SEPTEMBER 30                TO SEPTEMBER 30
                               ------------------------  -------------------------------------  ------------------
                                2 0 0 2     2 0 0 1        2 0 0 2              2 0 0 1             2 0 0 2
                               -----------  -----------  ----------------    -----------------  ------------------
REVENUES                       $  15,504     $    191     $     31,496        $    1,775          $    638,457

Cost of revenues                  19,458          --            50,111                --               571,944
                               -----------  -----------  ----------------    -----------------  ------------------

GROSS PROFIT (LOSS)               (3,954)         191          (18,615)            1,775                66,513

OPERATING COSTS AND EXPENSES

Research and development
expenses                          27,134       41,087          134,854            92,615             1,106,967

Marketing, general and
 administrative expenses          44,874       37,234          201,271            68,814             1,015,564
                               -----------  -----------  ----------------    -----------------  ------------------


OPERATING LOSS                   (75,962)     (78,130)       (354,740)         (159,654)           (2,056,018)

Financial expenses                 6,363        3,237         147,754             8,810               394,137

Financial income                      --       (8,109)        (10,917)          (19,028)              (40,497)

Other income, net                     --          --               --               --                 (1,728)
                               -----------  -----------  ----------------    -----------------  ------------------

LOSS FOR THE PERIOD            $ (82,325)   $ (73,258)   $   (491,577)        $(149,436)        $  (2,407,930)
                               ===========  ===========  ================    =================  ==================

LOSS PER SHARE:
Basic and diluted              $   (0.13)   $   (0.10)   $      (0.77)       $    (0.20)
                               ===========  ===========  ================    =================

Weighted average number
  of shares used in
  computing basic and
diluted loss per share           637,263      738,931          637,263          738,931
                               ===========  ===========  ================    =================




     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -------------------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                                                         CUMULATIVE FROM
                                                                                         OCTOBER 1, 1993
                                                                                            (DATE OF
                                                            NINE MONTHS ENDED             COMMENCEMENT
                                                              SEPTEMBER 30                OF OPERATIONS)
                                                      ------------------------------------TO SEPTEMBER 30
                                                        2 0 0 2            2 0 0 1            2 0 0 2
                                                      -----------  -----------------------  -----------
CASH FLOWS -  OPERATING ACTIVITIES
Loss for the period                                   $(491,577)   $             (149,436) $(2,407,930)
Adjustments to reconcile loss to
 net cash used in operating activities
 (Appendix A)                                            44,358                    25,402      830,682
                                                      -----------  -----------------------  -----------
Net cash used in operating
activities                                              (447,219)                (124,034)  (1,577,248)

CASH FLOWS -
INVESTING ACTIVITIES
Proceeds from sale of fixed assets                            --                       --        2,503
Purchase of fixed assets                                 (32,541)                  (7,072)    (155,077)
                                                      -----------  -----------------------  -----------
Net cash (used in) provided by investing activities      (32,541)                  (7,072)    (152,574)
                                                      -----------  -----------------------  -----------

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from long-term loans                                 --                  151,833      210,858
Repayment of long-term loans                             (16,189)                 (34,489)     (83,567)
Short-term bank credit, net                                2,952                 (130,350)      13,101
Short-term loans from Related Party, net                 291,617                  139,528      649,289
Bridge loan                                               35,000                       --       35,000
Issuance of shares                                        65,177                       --      921,743
                                                      -----------  -----------------------  -----------
Net cash provided (used in) by financing activities      378,557                  126,522    1,746,424
                                                      -----------  -----------------------  -----------

Increase (decrease) in cash and cash equivalents        (101,203)                  (4,584)      16,602

Cash and cash equivalents - beginning of period          117,805                    8,097           --
                                                      -----------  -----------------------  -----------
Cash and cash equivalents - end of period             $   16,602   $                3,513   $   16,602
                                                      ===========  =======================  ===========

      The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                                           CUMULATIVE FROM
                                                                                           OCTOBER 1, 1993
                                                                                             (DATE OF
                                                                  NINE MONTHS ENDED         COMMENCEMENT
                                                                    SEPTEMBER 30            OF OPERATIONS)
                                                            ------------------------------- TO SEPTEMBER 30
                                                              2 0 0 2           2 0 0 1       2 0 0 2
                                                            ------------  ------------------  -----------

APPENDIX A -
-------------------------------------------------------------
ADJUSTMENTS TO RECONCILE LOSS TO NET
-------------------------------------------------------------
CASH FROM OPERATING ACTIVITIES

INCOME AND EXPENSE ITEMS NOT
INVOLVING CASH FLOWS:
Depreciation and amortization                               $      5,751   $          2,386  $115,908
Exchange-rate (gain) loss                                          2,319             (5,262)    1,463
Liabilities for severance pay                                      4,412                 --     6,173
Gain on sale of fixed assets                                          --                 --    (1,728)
Non-cash compensation
expenses                                                          98,249                 --   452,561
                                                            ------------  ------------------  ----------
                                                                 110,731             (2,876)  574,377
                                                            ------------  ------------------  ----------
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease (increase) in trade accounts receivable                  56,697               (361)   (9,273)
Decrease (increase) in receivables and other
current assets                                                    16,778            (21,134)  (12,585)
Increase (decrease) in trade accounts payable                   (175,459)            54,669    21,790
Increase (decrease) in payables and other current liabilities     35,611             (4,896)  256,373
                                                            ------------  ------------------  ----------
                                                                 (66,373)            28,278   256,305

                                                            ------------  ------------------  ----------

                                                            $     44,358  $          25,402  $830,682
                                                            ============  ================== ==========
APPENDIX B -
-------------
NON CASH TRANSACTIONS
Waiver of loan by principal
shareholder  in exchange for
rights to royalties                                         $   649,289   $             --   $649,289
                                                            ============  ================== ==========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest                                                     $    9,341   $          7,399   $135,862
                                                            ============  ================== ==========

      The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

NOTE  1  -  BASIS  OF  PRESENTATION
-------     -----------------------

     Voice Diary Inc. ("the Company") was incorporated in the State of Delaware on February 26, 2002. In June 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("the Subsidiary"), through an exchange of shares of the Company with former shareholders of the Subsidiary. Under generally accepted accounting principles, the transaction was accounted for as a reorganization under common control and accordingly, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the Subsidiary for all periods from inception of the Subsidiary. The Subsidiary began its operations in 1993 and has been in the development stage since then.

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, this form 10QSB does not include all of the information required by GAAP for complete financial statements. Management believes that accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for both the three months ended September 30, 2002 and for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes there to, included in the Company's Registration Statement on Form 10.

NOTE  2  -  GOING  CONCERN
-------     --------------
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of September 30, 2002 of $2,407,930 and working capital deficit as of September 30, 2002 of $349,732 raise substantial doubt about its ability to continue as a going concern.

     The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations which are contingent upon future events, including maintaining adequate financing to

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                         ------------------------------
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

     fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure.

     The Company plans to meet its obligations by entering into installment arrangements, by arrangements deferring payments until future financing is obtained and/or by settlements with creditors or by obtaining financing from new investors.

NOTE  3  -  RECENT  ACCOUNTING  PRONOUNCEMENTS
-------     ----------------------------------
     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS 146 requires that the liability be initially measured at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet determined the effect of adopting SFAS No. 146 on its results of operations.

     In November 2002, FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. Management is in the process of evaluating the impact of implementing FIN 45 and is unable to estimate the effect, if any, on the Company's financial statements.

     In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                         ------------------------------
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

     31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003.

NOTE  4  -  SUBSEQUENT  EVENTS
-------     ------------------

     Until July 1, 2002 the Company obtained a $35,000 bridge loan financing from a new group of investors. Until October 1, 2002, the Company obtained an additional $20,309 from that group as a bridge loan.

     In December 2002, five option holders of the Subsidiary exercised 59,295 options for 59,295 shares of the Subsidiary. The options had no exercise price. On January 6, 2003 the Company issued 72,000 shares of Class A Common Stock in consideration for those 59,295 shares of Subsidiary's Common Stock.

     On December 2002 the Company acquired 13,946 shares of the Subsidiary representing 0.37% from the share capital of the Subsidiary for total consideration of $0.2.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

           The following discussion should be read in conjunction with the Financial Statements included in this report and is qualified in its entirety by the foregoing.

INTRODUCTION

     Voice Diary develops and markets a line of personal digital assistants ("PDAs") that have a voice user interface and provide to the user a full range of personal information management, including a talking diary, telephone book, daily pad and other advanced features. The voice user interface enables the visually impaired to use PDA technology by removing obstacles to use inherent in conventional display-based products.

     The Company was incorporated in Delaware in February 2002. As of January, 2003, we acquired over 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("VDL"), through a purchase of shares from the former stockholder of VDL and an exchange of shares of VDI with former stockholders of VDL, including option holders. Under generally accepted accounting principles the transaction was accounted for as a reorganization under common control and accordingly, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the subsidiary for all periods from inception of the subsidiary. VDL began operations in October 1993 and has been in the development stage.

     This report contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this report, words such as "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations that could cause the Company's actual results, performance, prospects and opportunities to differ materially from those expressed or implied in any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect events or circumstances arising after the date of this report.

RESULTS  OF  OPERATIONS

     Total Revenues - For the three months ended September 30, 2002 and 2001, the Company had total revenues of approximately $15,504 and $191 respectively. Revenues in 2002 consisted primarily of sales of the Voice Diary IMP.

     Total Revenues - For the nine months ended September 30, 2002 and 2001, the Company had total sales of approximately $31,496 and $1,775, respectively. Revenues in 2002 consisted primarily of sales of the Voice Diary IMP.

     Costs and Expenses - For the three months ended September 30, 2002 and 2001, the Company had costs and expenses of approximately $91,466 and $78,321, respectively. Costs and expenses consist primarily of R&D, general and administrative expenses.

     Costs and Expenses - For the nine months ended September 30, 2002 and 2001, the Company had costs and expenses of approximately $384,236 and $161,429, respectively. Costs and expenses consist primarily of R&D, general and administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     For the nine months ended on September 30, 2002 and 2001, the Company used approximately $412,219 and $124,034 cash flow from operating activities.

           At September 30, 2002, the Company had total current assets of $38,460 compared to total current assets of $213,138 at December 31, 2001. The Company had working capital deficits of $349,732 and $606,875 at September 30, 2002 and December 31, 2001, respectively.

           Net stockholders' deficiency in the Company was $384,337 as of September 30, 2002, and $705,475 as of December 31, 2001.

           The Company expects future development and expansion will be financed through loans received from Nir-Or Israel Ltd and additional investments made by future investors.

 Item  3.  Controls  and  Procedures

           The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report. He has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company required to be included in its periodic filings under the Securities Exchange Act of 1934, as amended. The procedures and controls have functioned effectively to provide him with the information necessary to determine whether:

               (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

               (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

     There have been no significant changes in the Company's internal controls or in other factors since the date of this evaluation that could significantly affect these controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings

     None.

Item  2.  Changes  in  Securities

     None.

Item  3.  Defaults  Upon  Senior  Securities

     None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     None

Item  5.  Other  Information

     In January 2003, the Company acquired an additional 73,241 shares of Voice Diary Ltd. in private transactions. The Company now holds 99.81% of Voice Diary Ltd.

Item  6.  Exhibits  and  Reports  on  Form  8-K

  (a)     Exhibits

          None

  (b)     Reports  on  Form  8-K

          Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2002.

          None.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             VOICE  DIARY  INC.
                                             (Registrant)

Dated:  January  21,  2003                    By: /s/  Arie  Hinkis
                                                 --------------------
                                                 Arie  Hinkis
                                                 President  and  Chief
                                                 Executive Officer

I,  Arie  Hinkis,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Voice Diary Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d- 14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  January  21,  2003                       /s/  Arie  Hinkis
                                                  -----------------
                                                     Arie  Hinkis
                                           President and Chief Executive Officer