Form 10QSB/A
period 2002-09-30
VOICE DIARY INC
filed 2003-02-28
CIK 1173784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                   Form 10-QSB

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

             200 Robbins Lane, P.O. Box 30, Jericho, New York 11753
                    (Address of principal executive offices)

                                 (516) 939-0400
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 706,863 Class A Common Shares; 2,400 Class B Common Shares, as of February 28, 2003.

Transitional Small Business Disclosure Format (check one):  Yes  [  ]   No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

The unaudited financial statements of Voice Diary Inc. as of September 30, 2002 follow on the next page.

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  ---------------------------------------------

                                                                                   September 30        December 31
                                                                                   -------------       -----------
                                                                                      2 0 0 2            2 0 0 1
                                                                                   -------------       -----------
                                                                                    (Unaudited)
                                                                                   -------------
CURRENT ASSETS
--------------
Cash and cash equivalents                                                          $16,602             $117,805
Trade accounts receivable                                                           9,273               65,970
 Other receivables and prepaid expenses                                             12,585              29,363
                                                                                   -------------       -----------
                                                                                    38,460              213,138
                                                                                   -------------       -----------
FIXED ASSETS
------------
Equipment                                                                           141,380             108,839
Less: accumulated depreciation                                                      102,986             97,235
                                                                                   -------------       -----------
                                                                                    38,394              11,604
                                                                                   -------------       -----------

                                                                                   -------------       -----------
                                                                                   $76,854             $224,742
                                                                                   =============       ===========
CURRENT LIABILITIES
-------------------
Short-term bank borrowings and current portion of long term debt                   $75,029             $44,330
Short-term loans from Related Party                                                 --                  357,672
Bridge loan                                                                         35,000              --
Trade accounts payable                                                              21,790              197,249
Accrued expenses                                                                    198,505             180,542
Related parties                                                                     --                  4,929
Other payables                                                                      57,868              35,291
                                                                                   -------------       -----------
                                                                                    388,192             820,013
                                                                                   -------------       -----------
LONG TERM LIABILITIES
---------------------
Long term loans from banks                                                          66,826              108,443
Liabilities for severance pay                                                       6,173               1,761
                                                                                   -------------       -----------
                                                                                    72,999              110,204
                                                                                   =============       ===========
SHAREHOLDERS' DEFICIENCY
------------------------
Common Stock:
  Shares of Class A Common Stock $0.01 par value
  (Authorized  -10,000,000 shares as of September 30, 2002 and December 31, 2001
   Issued and Outstanding - 634,863 shares as of September 30, 2002 and
  736,531 shares as of December 31, 2001)
  Shares of Class B Common Stock $ 0.01 par value
  (Authorized  - 10,000  shares,  Issued and  Outstanding  - 2,400 shares as of
  September 30, 2002 and December 31, 2001)                                         6,373               7,389
Additional paid-in capital                                                          2,017,220           1,203,489
Deficit accumulated during the development stage                                   (2,407,930)         (1,916,353)
                                                                                   -------------       -----------
                                                                                   (384,337)           (705,475)
                                                                                   -------------       -----------

                                                                                   -------------       -----------
                                                                                   $76,854             $224,742
                                                                                   =============       ===========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             -------------------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                                                                                Cumulative from
                                                                                                                October 1, 1993
                                                                                                                    (date of
                                                                                                                  commencement
                                               Three months ended                Nine months ended               of operations)
                                                  September 30                     September 30                 to September 30
                                            -------------------------      ---------------------------          ---------------
                                             2 0 0 2         2 0 0 1         2 0 0 2          2 0 0 1              2 0 0 2
                                            ---------       ---------      ----------       ----------          ---------------
Revenues                                    $15,504         $191           $31,496          $1,775               $638,457

Cost of revenues                             19,458          --             50,111           --                   571,944
                                            ---------       ---------      ----------       ----------          ---------------

Gross profit (loss)                         (3,954)          191           (18,615)          1,775                66,513

Operating costs and expenses

Research and development expenses            27,134          41,087         134,854          92,615               1,106,967


 Marketing, general and
  administrative expenses                    44,874          37,234         201,271          68,814               1,015,564
                                            ---------       ---------      ----------       ----------          ---------------

 Operating loss                             (75,962)        (78,130)       (354,740)        (159,654)            (2,056,018)

 Financial expenses                          6,363           3,237          147,754          8,810                394,137

 Financial income                            --             (8,109)        (10,917)         (19,028)             (40,497)

 Other income, net                           --              --             --               --                  (1,728)
                                            ---------       ---------      ----------       ----------          ---------------

 Loss for the period                       $(82,325)       $(73,258)      $(491,577)       $(149,436)           $(2,407,930)
                                            =========       =========      ==========       ==========          ===============

 Loss per share:
 Basic and diluted                         $(0.13)         $(0.10)        $(0.77)          $(0.20)
                                            =========       =========      ==========       ==========

Weighted average number
  of shares used in
  computing basic and
  diluted loss per share                     637,263         738,931        637,263          738,931
                                            =========       =========      ==========       ==========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                                                     Cumulative from
                                                                                                     October 1, 1993
                                                                                                        (date of
                                                                                                      commencement
                                                                     Nine months ended               of operations)
                                                                        September 30                 to September 30
                                                                ---------------------------         ----------------
                                                                  2 0 0 2          2 0 0 1              2 0 0 2
                                                                -----------     -----------         ----------------
 CASH FLOWS -  OPERATING ACTIVITIES
 Loss for the period                                            $(491,577)       $(149,436)          $(2,407,930)
 Adjustments to reconcile loss to
   net cash used in operating activities (Appendix A)             44,358           25,402              830,682
                                                                -----------     -----------         ----------------
 Net cash used in operating
   Activities                                                    (447,219)        (124,034)           (1,577,248)
                                                                -----------     -----------         ----------------

 CASH FLOWS -
 INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                               --               --                  2,503
 Purchase of fixed assets                                        (32,541)         (7,072)             (155,077)
                                                                -----------     -----------         ----------------
 Net cash (used in) provided by investing activities             (32,541)         (7,072)             (152,574)
                                                                -----------     -----------         ----------------

 CASH FLOWS - FINANCING ACTIVITIES
 Proceeds from long-term loans                                    --               151,833             210,858
 Repayment of long-term loans                                    (16,189)         (34,489)            (83,567)
 Short-term bank credit, net                                      2,952           (130,350)            13,101
 Short-term loans from Related Party, net                         291,617          139,528             649,289
 Bridge loan                                                      35,000           --                  35,000
 Issuance of shares                                               65,177           --                  921,743
                                                                -----------     -----------         ----------------
 Net cash provided (used in) by financing activities              378,557          126,522             1,746,424
                                                                -----------     -----------         ----------------

                                                                -----------     -----------         ----------------
 Increase (decrease) in cash and cash equivalents                (101,203)        (4,584)              16,602

 Cash and cash equivalents - beginning of period                  117,805          8,097               --
                                                                -----------     -----------         ----------------
 Cash and cash equivalents - end of period                       $16,602          $3,513              $16,602
                                                                ===========     ===========         ================

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements


                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                                                    Cumulative from
                                                                                                    October 1, 1993
                                                                                                       (date of
                                                                                                     commencement
                                                                    Nine months ended               of operations)
                                                                       September 30                 to September 30
                                                                ---------------------------        -----------------
                                                                 2 0 0 2          2 0 0 1              2 0 0 2
                                                                -----------     -----------        -----------------
 Appendix A -
 ------------
   Adjustments to reconcile loss to net
   cash from operating activities

 Income and expense items not
   involving cash flows:
 Depreciation and amortization                                  $5,751          $2,386              $115,908
 Exchange-rate (gain) loss                                       2,319          (5,262)              1,463
 Liabilities for severance pay                                   4,412           --                  6,173
 Gain on sale of fixed assets                                    --              --                 (1,728)
 Non-cash compensation
   expenses                                                      98,249          --                  452,561
                                                                -----------     -----------        -----------------
                                                                 110,731        (2,876)              574,377
                                                                -----------     -----------        -----------------
 Changes in operating assets and liabilities:
 Decrease (increase) in trade accounts receivable                56,697         (361)               (9,273)
 Decrease (increase) in receivables and other current assets     16,778         (21,134)            (12,585)
 Increase (decrease) in trade accounts payable                  (175,459)        54,669              21,790
 Increase (decrease) in payables and other current liabilities   35,611         (4,896)              256,373
                                                                -----------     -----------        -----------------
                                                                (66,373)         28,278              256,305
                                                                -----------     -----------        -----------------

                                                                -----------     -----------        -----------------
                                                                $44,358         $25,402             $830,682
                                                                ===========     ===========        =================
 Appendix B -
 ------------
 Non cash transactions
 Waiver of loan by principal
   shareholder  in exchange for
   rights to royalties                                          $649,289        $--                 $649,289
                                                                ===========     ===========        =================

 Supplemental  disclosure of cash flow information:
 Cash paid during the period for:
 Interest                                                        $9,341           $7,399               $135,862
                                                                ===========     ===========        =================

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

NOTE 1 - BASIS OF PRESENTATION
------   ---------------------
                 Voice Diary Inc. ("the Company") was incorporated in Delaware on February 26, 2002. In June 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("the Subsidiary"), through an exchange of shares of the Company with former shareholders of the Subsidiary. Under generally accepted accounting principles, the transaction was accounted for as a reorganization under common control and accordingly, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the Subsidiary for all periods from inception of the Subsidiary. The Subsidiary began its operations in 1993 and has been in the development stage since then.

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

NOTE 2 - GOING CONCERN
------   -------------
                 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of September 30, 2002 of $ 2,407,930 and working capital deficit as of September 30, 2002 of $ 349,732 raise substantial doubt about its ability to continue as a going concern.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
------   --------------------------------
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

                 In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                 must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003.

NOTE 4 - SUBSEQUENT EVENTS
------   ------------------
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


        We are developing and marketing a line of personal digital assistants ("PDAs") which have a voice user interface and provide to the user a full range of personal information management, including a talking diary, telephone book, daily pad and other advanced features. The voice user interface enables the visually impaired to use PDA technology by removing obstacles to use inherent in conventional display-based products.


         We were incorporated in Delaware in February 2002. As of January, 2003, we acquired over 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("VDL"), through a purchase of shares from the former stockholder of VDL and an exchange of shares of VDI with former stockholders of VDL, including option holders. VDL began operations in October 1993 and has been in the development stage.

         Under generally accepted accounting principles the transaction was accounted for as a reorganization under common control. The financial statements represent the consolidated financial position for the nine months ending on September 30, 2002, and the year ended on December 31, 2001; and the operating results for the three and nine months periods ending on September 30, 2002 and 2001, and the cumulative results for the period from the inception of VDL until September 30, 2002; and cash flows for the nine months periods ending on September 30, 2002, 2001 and the cumulative results for the period from inception of the subsidiary until September 30, 2002.

         From our inception we used three sources of funding: investments made by shareholders and third parties in shares and shareholders loans; grants for R&D made by the Office of the Chief Scientist of the Ministry of Industry and Trade in Israel (the "Chief Scientist"); and revenues from product sales. From investors we received about $1.6 million (not including stock-based compensation); from the Chief Scientist we received about $0.7 million; and from sales we received about $0.62 million. All of the funds from the Chief Scientist and about $0.8 million from investors were received during the years 1993-1998.

         We started marketing in November 1997 and during the period from November 1997 to March 1999 we accumulated revenues from sales of about $0.45 million. From March 1999 to June 2001 we had sales of $5,000 only due to lack of inventory and the financial crisis that prevented any marketing activity or manufacturing. In January 2000 we began a relationship with Aryt Industries Ltd ("Aryt") which culminated in Aryt providing the Company from January 2000 to March 2002 with loans aggregating approximately $ 0.65 million. In December 2001 we renewed our manufacturing and marketing activities and had sales of $110,000. In the nine month period ending on September 30, 2002, we had revenues from sales of about $31,000.

         In June 2002, we agreed with Aryt, in connection with our acquisition of VDL, that all of Aryt's shares of VDL be transferred to VDI for $1.00 and the loans and all other debts payable by VDL to Aryt and its subsidiary Reshef Technologies Ltd ("Reshef"), be extinguished. In return, VDL agreed to pay Aryt on a quarterly basis, royalties on VDL sales up to an aggregate amount of $751,000. The royalty rate will be 10% of sales for 3 years or until the payment by VDL of an aggregate of $250,000; thereafter, 6% of sales for two years or until the payment by VDL of an aggregate of $500,000; and thereafter 1% of sales for two more years or until the payment by VDL of an aggregate of $751,000.

        We have an understanding with Reshef, which provides for most of the components needed for the manufacturing of 2,200 units of our PDA, called the IMP, in four runs of 550 units each. The first run was manufactured in January 2003. The other runs are expected to be manufactured during 2003 and 2004. Since July 2002 we have additional income from outsourcing several of our employees. We also have received since July 2002 loans from a group of investors with whom the Company may do an acquisition transaction if our Class A Common Stock becomes quoted on the OTC Bulletin Board. The lenders identity and the terms of the loans are discussed in the Liquidity section below.

        Looking forward to year 2003 we have identified certain major risks. The first risk is that our attempt to get our stock quoted on the OTC Bulletin Board will fail and further investment as well as a possible acquisition from our new investment group will not be forthcoming. Another risk is that we will fail to raise a substantial investment that will permit us to bring to the market the next generation of our products. Still another risk is that some other company, likely with more financial resources than us, will market a product that will render our products obsolete.


Critical Accounting Policies
----------------------------

Stock-based compensation
------------------------
         VDL accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the FASB interpretations thereof. Pursuant to those accounting pronouncements, VDL records compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Due to the terms of the grants, the fair value of the compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" approximates the values computed in accordance with APB No. 25. VDL accounts for stock-based compensation to non-employees in accordance with SFAS No. 123.

         Under both accounting pronouncements, as part of the necessary computations, management is required to estimate the fair value of the underlying shares. Fair value has generally been determined by management as the price at which the Company's shares were issued at the most recent prior placement of the Company's common stock. The timing of the grant and measurement of stock-based awards could have a material effect on the Company's results of operations and financial position.


Revenue recognition
-------------------
         The Company is developing a line of products based on personal digital assistant technology. The Company's revenues currently derive solely from a low volume of consumer product sales at standard terms which are recognized, in accordance with generally accepted accounting principles, upon shipment of its products to the customer provided that persuasive evidence of an arrangement exists, title has transferred, the price is fixed, collection of resulting receivables is probable and there are no remaining significant obligations.

Future results of operations may be affected by the nature of the products that may be developed and marketed in the future by the Company and by the terms to be included in the sales agreements. Such matters may have a significant impact on the timing of the Company's revenue recognition at each reporting date.

Development stage enterprise and going concern issue
----------------------------------------------------
         The Company is in the development stage and has not generated significant revenues. The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at September 30, 2002 of $2,407,930 and a working capital deficit at September 30, 2002 of $349,732 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations which are contingent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Three Months Ended  September 30, 2002 Compared to Three Months ended  September
--------------------------------------------------------------------------------
30, 2001
--------
         Our Revenues increased from $191 to $15,504 in the three months ended September 30, 2002 (Q3 2002) over the three months period ended September 30, 2001 (Q3 2001) due to the continued sales of the IMP that commenced in December 2001 and consulting services to Nir Or.

         Our gross loss in Q3 2002 was 25.5%. In Q3 2001 our gross profit was 100% but revenues were negligible. Our gross loss was a result of our relatively high fixed costs for the volume of sales achieved in the period.

         Research  and  Development  expenses  in  Q3  2002  were  approximately
$27,000, down by $14,000 from Q3 2001, approximately 34%. In 2001 we were putting much stress on R&D towards the launching of the IMP. In the mid of 2002 we downsized our R&D team due to fact that we were separating from our financing partner Aryt.

         Marketing, general & administrative expenses increased in Q3 2002 by $7,600 (approximately 20%) compared to the same period in 2001, due to increased marketing activity and activity connected with our effort to become a public company in the USA.

         Our financial expenses in Q3 2002 nearly doubled compared to Q3 2001 to $6,363. This was due to increased level of operation and increased use of bank credit lines.

Our loss in Q3 2002 was $82,325 compared to $73,258 in Q3 2001 (up 12%). The loss in Q3 2002 was higher than the loss in Q3 2001 because in Q3 2001 we had financial income that resulted from changes in the exchange rate of the US$ compared to the Israeli New Shekel. The loss in both periods was a result of insufficient revenues for the level of R&D and marketing activities we maintained.

Nine Months Ended September 30, 2002 Compared to Nine Months ended September 30,
--------------------------------------------------------------------------------
2001
----
         Our Revenues increased from $1,775 to $31,496 in the nine months ended September 30, 2002 (3Q 2002) over the nine months period ended September 30, 2001 (3Q 2001) due to the continued sales of the IMP that commenced in December 2001 and consulting services provided to Nir Or.

         Our gross loss in 3Q 2002 was 59%. In 3Q 2001 our gross profit was 100% but revenues were negligible. Our gross loss in 3Q 2002 was a result of our relatively high fixed costs for the volume of sales achieved in the period.

         Research and Development expenses in 3Q 2002 were approximately $135,000, up by $42,000 from 3Q 2001, approximately 46%. The increase is due to our effort to advance the development of our future model, the Total. In mid 2002 as we apprehended that our relationship with our financing partner were ending, we stopped most of our R&D effort.

         Marketing, general & administrative expenses increased in 3Q 2002 by $132,500 (approximately 192%) compared to the same period in 2001, due to increased marketing activity and activity connected with our effort to become a public company in the USA.

         Our financial expenses in 3Q 2002 were $147,754 compared to $8,810 in 3Q 2001. This was due to increased level of operation, to amortization of debt issuance cost (approximately $98,000) and interest to Aryt (approximately $33,465).

         Our loss in 3Q 2002 was $491,577 compared to $149,436 in 3Q 2001 (up 230%). This increase is due to the increase in our financial expenses as explained above and the increase in our R&D and especially marketing and general and administrative expenses since we commenced the manufacturing and marketing of the IMP in December 2001.

Liquidity
---------
         We  have  limited  financial  resources  to  continue  our  operations.
Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. our independent certified public accountants, stated in its report on our financial statements as of June 30, 2002, that our recurring losses from operations, negative working capital and shareholders' deficiency raise substantial doubt about our ability to continue as a going concern.

         For the nine months ended on September 30, 2002 and 2001, the Company used approximately $447,219 and $124,034 cash flow from operating activities. At September 30, 2002, the Company had total current assets of $38,460 compared to total current assets of $213,138 at December 31, 2001. The Company had working capital deficits of $349,732 and $606,875 at September 30, 2002 and December 31, 2001, respectively. Net stockholders' deficiency in the Company was $384,337 as of September 30, 2002, and $705,475 as of December 31, 2001. We plan to meet our obligations by entering into installment arrangements, by arrangements deferring payments until future financing is obtained or by settlements with creditors.

         Our need to finance the manufacturing of our products is met mostly by the arrangement we made with Reshef. We have an arrangement with our distributors that payments for shipments are made in two or three equal installments, with the first being made in advance and other installments made 3 months apart. This arrangement will enable us to pay for manufacturing.

         Since our disengagement from Aryt has severed our main source of financing in recent years, we have taken several steps to reduce expenses. We have reduced the number of our employees from 10 to 3 and we have contracted 2 of our employees to another company. We estimate that our operating expenses over the next twelve months will be approximately $120,000. This assumes that we will make no major investments in developing the next model or in expanding our marketing. The development of a future model would require a budget of approximately $500,000. We expect future development and expansion will be financed through loans received from Nir-Or Israel Ltd and additional investments made by future investors.

         Since July 1, 2002 we have obtained an aggregate of about $71,000 (of which $30,000 was received after the date of our auditor's report on the Financial Statements) in bridge loan financing from an Israeli company called Nir Or Israel Ltd ("Nir Or") which is a developer and manufacturer of electronic systems for defense applications. The loan is provided under an oral agreement with the lenders. The terms of the loan were established after the date of our auditor's report on the Financial Statements and they are: if our Class A Common Shares become quoted on the OTC BB the lenders will have the right to receive 5% of the outstanding Class A shares for every $100,000 in principal amount of the loan at no cost and the loan will be payable in an amount equal to 3% of the sales of VDI, with interest equal to the London Interbank Offered Rate ("LIBOR") plus 3%, over a period of 5 years. If the Class A Common Shares do not become quoted in the OTC BB, the loan will be payable after 12 months with interest equal to the LIBOR plus 3%.

         We also negotiate with Nir Or with respect to an acquisition by us through a share swap of two small Israeli companies that are being held by the two shareholders of Nir Or. The acquisition is expected to be for an issuance by us to the shareholders of the two companies of approximately 75% of our Class A Common Shares. The negotiations will be advanced only if and after our Class A Common Shares become quoted on the OTC BB. We expect that the acquisition will increase our assets, equity and debt. One of the said companies, Timecon Ltd, makes time & attendance and access control terminals. The other company, R.T.O. Systems Ltd("RTO"), is a systems house that develops systems for other companies in various industries. RTO is the manufacturer of the products it develops and for one product, an elevator controller, it has marketing rights. We are planning to acquire said companies in order to strengthen our management and our R&D team, increase our sales and improve our cash flow. The acquisition will not affect our manufacturing capacity for the manufacturing of the IMP. The increased debt resulting from the acquisitions will be served from the cash flow of said companies.

         On October 1, 2002, after we started receiving loans from Nir Or, Mr. Arie Hinkis, a director and Chief Executive Officer of our company also became the Chief Financial Officer of Nir Or.

         We are committed to pay royalties on sales of the IMP to two parties at the following annual rates: The Chief Scientist - 3.5%; Aryt - 10% for 3 years, 6% for additional 2 years and 1% for additional 2 years. Also, the bridge loan we received from Nir Or is payable based upon a percentage of the sales of VDI. These commitments place a heavy burden on the Company's cash flow.

Capital Resources
-----------------
         As of the date of this report we have no material commitments for capital expenditures. However, we do have significant debt service and royalty commitments, as discussed herein. To meet these obligations, to finance our negative cash flow from operations and to provide for possible capital expenditures to develop new models in the Voice Diary line, we will seek to raise money through the sale of our equity in private or public transactions. If we will not be able to raise money through the sales of our equity, we are facing the risk of being unable to continue our operations.

         In August 2001 we received a loan in the amount of approximately $102,000 from the Bank for the Development of Industry in Israel Ltd. ("BDII"). The loan is payable in 36 equal monthly payments of $2,800 starting in September 2002. The loan bears interest at the rate of Libor plus 4% per annum paid monthly. BDII holds a lien on substantially all the assets of the Company. We are in partial default on three payments.
         In August 2001 we received a loan from United Mizrahi Bank Ltd. The balance of the loan as of January 21, 2003 is about $8,400. The loan is payable in 6 equal monthly payments of $ 1,400 each. The loan bears interest at the Israeli Prime Interest Rate plus 1.5% per annum. The loan is partially secured by a deposit in the amount of $4,200. The Israeli Prime Interest Rate is decided from time to time by the Bank of Israel. As of January 21, 2003 the rate was 10.4% per annum.

         In February 2001 we reached a settlement with Israel Discount Bank Ltd ("IDB"). The settlement finalized a law suit filed by IDB on a debt of about $22,000 that we were in default of payment. Under this settlement we still have to pay monthly principal payments of $420 during 2002, monthly principal payments of $630 during 2003 and a final principal amount of $840 in January 2004. Interest will be paid with the final principal payment in January 2004. The loan is not secured.

         Our monthly operating budget provides for cash expenditures of $30,000 per month (including approximately $5,000 in debt service payments). We project that for the year 2003 we will generate approximately $70,000 from sales of the IMP.

Item 3. Controls and Procedures

           The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report. He has concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in its periodic filings under the Securities Exchange Act of 1934, as amended. The procedures and controls have functioned effectively to provide him with the information necessary to determine whether:

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         As of date of this document there were no legal actions pending against us or any of our officers or directors in their fiduciary capacities, nor, to our knowledge, was any litigation threatened. However, two demands were recently raised against us that may evolve into court procedures. One is a demand made by a subcontractor, to whom we owe $49,500. The debt is included in our financial statements under "accrued expenses". The subcontractor had the option to convert the debt into stock options of VDL but notified us recently that it decided not to do so and is now demanding that the debt be settled during 2003. We offered to settle the debt during 2004, 2005. We believe that the claim will be settled outside the court. The other demand was made by the Chief Scientist concerning its claim to repayment of part of the grants received during 1998. See Note 8B to the Company's Consolidated Financial Statements. The Chief Scientist threatens to use its power under the Tax Collection Law to collect the sum it demands. We consider filing a court appeal to force the Chief Scientist to take into consideration our counter claims. We believe that the issue will be settled outside the court. The costs resulting from these procedures are expected to be nominal.


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


                                VOICE DIARY INC.
                                  (Registrant)

Dated:  February 28, 2003

                                                      /s/ Arie Hinkis
                                                      ---------------
                                                          Arie Hinkis
                                           President, Chief Executive Officer
                                                  and Chief Financial Officer

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

Dated: February 28, 2003
                                                    /s/ Arie Hinkis
                                                    ---------------
                                                        Arie Hinkis
                                         President, Chief Executive Officer
                                                and Chief Financial Officer

         I, Arie Hinkis, certify that this quarterly report on Form 10QSB of Voice Diary Inc. and the financial statements contained herein fully comply with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the company.

Dated:  February 28, 2003

                                            /S/ Arie Hinkis
                                           ---------------------------------
                                                         Arie Hinkis
                                          President, Chief Executive Officer
                                                 and Chief Financial Officer