Form 10KSB
period 2002-12-31
VOICE DIARY INC
filed 2003-03-26
CIK 1173784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number __________

                                VOICE DIARY INC.
                 (Name of small business issuer in its charter)

                DELAWARE                             72-1629948
                --------                             ----------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

     200 Robbins Lane, P.O. Box 30, Jericho, New York        11753
        (Address of principal executive offices)          (Zip Code)


         Issuer's telephone number, including area code: (516) 939-0400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
YES [X]     NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were: $34,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of ____________ (a date within the past 60 days) was $__________.


At March 1, 2003, the registrant had outstanding 706,863 shares of par value $.01 Class A Common Stock and 2,400 shares of par value $.01 Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from Form 10 Amendment 2 filed on February 3, 2003.

Transitional Small Business Disclosure Format (check one):
YES [  ]     NO [X]

                                TABLE OF CONTENTS


                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS ...........................................  3
ITEM 2    DESCRIPTION OF PROPERTY ........................................... 15
ITEM 3    LEGAL PROCEEDINGS ................................................. 15
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS ................................................... 15

                                       PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS ....................................... 16
ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATIONS ........................................ 16
ITEM 7    FINANCIAL STATEMENTS .............................................. 25
ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE .................... 26

                                      PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION
                  16(a) OF THE EXCHANGE ACT ................................. 26
ITEM 10   EXECUTIVE COMPENSATION ............................................ 26
ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT ..................................... 27
ITEM 12   CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS .............................................. 28
ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K .................................. 29
ITEM 14   CONTROLS AND PROCEDURES ........................................... 29

                                VOICE DIARY INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

     This Form 10-KSB includes certain statements that are not historical facts and are deemed to be "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. See Item 6 - "Management's Discussion and Analysis of Financial Condition Or Plan of Operation - Forward Looking Statements" for a further discussion of these "forward looking statements."

GENERAL

     We were incorporated in Delaware on February 26, 2002. In June and July 2002 we acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("VDL"), through a purchase of shares from the former controlling stockholder of VDL and an exchange of shares of VDI with former stockholders of VDL. Under generally accepted accounting principles the transaction was accounted for as a reorganization under common control and accordingly, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the subsidiary for all periods from inception of the subsidiary. VDL began operations in October 1993 and has been in the development stage. (Unless otherwise indicated, references to us include VDL.)

     We are developing and marketing a line of personal digital assistants ("PDAs") which have a voice user interface and provide to the user a full range of personal information management applications, including a talking diary, telephone book, daily pad and other advanced features. The voice user interface enables the visually impaired to use PDA technology by removing obstacles to use inherent in conventional display-based products.

Current Products
----------------

     We have developed and are marketing a hand-held voice PDA called the "IMP" specifically designed for blind and visually impaired people. The IMP is used to make recordings of personal information. The recordings are stored in one of several "compartments":

     o NOTEPAD. In this compartment the recordings are stored one after the other. The user can browse the Notepad by pressing 3 to move down the list and 1 to move up the list. The list is browsed cyclically. Pressing ENTER will play the current recording (with the first recording being the default recording) reached by browsing with the 1/3 keys. If pressed during play, ENTER will pause the play and when pressed again it will resume the playing. Pressing 5 will announce Notepad and the number of recordings in Notepad. When a recording is played its number in the list is announced first. By pressing the MOVE key a recording is selected to be moved or copied. The user can then browse to another recording and after pressing MOVE again the selected recording is moved just before the current recording. To copy the user needs to press CODE MOVE. MOVE is used to reprioritize the Notepad recordings. To erase a recording the user needs to press the ERASE key, after he plays the recording, and then ENTER for confirmation. Erased recordings are stored in the ERASED MEMOS compartment and can be moved out as long as the Memory Recycle procedure was not executed. This procedure is used to truly erase the memory. The Memory Recycle procedure is needed because the IMP uses Flash memory, which, unlike RAM memory, cannot be erased byte by byte but in blocks of 128k bytes. The number of recordings the IMP can hold is 1,000 and the length of the recoding time is 90 minutes. A new recording is always added at the end of the list. Pressing CODE ERASE followed by ENTER will erase the entire Notepad.

     o DAILYPAD. The IMP can hold up to 60 Dailypad compartments. A Dailypad is like the Notepad with an additional feature that it is associated with a date. The date can be any date from 1950 to 2049. The date is announced when pressing 5 together with the announcement DAILYPAD and the number of recordings in the Dailypad. In the Dailypad associated with the date of the real date the announcement also includes the word TODAY. All of the Notepad functions discussed above are similarly applicable to Dailypad. In addition the user can browse from one Dailypad to the next by pressing 6 and browse to the previous Dailypad by pressing 4. When browsing from one Dailypad to another the IMP will identify the new Dailypad by announcing Dailypad, the date (without the year), TODAY, if applicable, and the number of recordings in the Dailypad, if any. If there is no recording in the Dailypad of a certain date it is not taking up any space in the database, even though it can be browsed. To browse only through the Dailypads that contain recordings, the user needs to press ESCAPE followed by either 4 or 6. MOVE, COPY and ERASE operate like in Notepad, with the additional feature that recordings can be moved or copied from any Dailypad to any Dailypad or the Notepad. After playing a recording, if the ALARM key is pressed, the recording becomes a DAY HEADER. It will be placed at the beginning of the list and be played automatically upon browsing into the Dailypad. This feature is used to alarm to user as to a certain engagement that may be conflicting other engagements. When a memo is moved or copied to a Dailypad it will be placed at the beginning of the list, or just after the Daily headers, if any.
          Dailypads can be accessed directly and not through browsing, by pressing the ESCAPE TIME keys and entering the desired Dailypad date.

     o DIARY. The IMP's diary is a virtual structure that can be browsed minute by minute from January 1, 1950 to December 31, 2049. The keys 2 and 8 are used to browse backward and forward in any specific day, in steps ranging from one minute to 4 hours. The keys 4 and 6 are used to browse from day to day. To make a recording in Diary the user browses to the day and minute where he wants the recording to be made and, like in all other compartments, makes the recording by pressing the RECORD key. To browse the Diary through the recordings the user uses the 1 or 3 keys. The combination ESCAPE 4 or 6 is used to browse to the days where there are recordings. To avoid tedious browsing, the user can use the combination ESCAPE TIME to enter the exact date-time point where he wants to be positioned. In any date-time position the user can record several recordings. The recording can have an Alarm attached that goes off when the time arrives or at a set time before. Snooze and duration features are also available. Move and Copy of recordings in the Diary and between the Diary and the Dailypads or the Notepad is available. ERASE and UNDO work similarly as in the other compartments.

     o REPETITION. This compartment is used to store recurring recordings of the Diary. The user can decide if the recoding is transparent so that browsing the diary will not reveal it (this is good for medication alarms) or opaque (for recurring meetings). The need for a separate compartment for recurring recordings stems from the fact that the amount of memory of the IMP is small compared to the memory available in PC and the recordings themselves are much longer, so that duplicating recordings is not an option.

     o PHONEBOOK. The Phonebook is organized in folders. Each folder has an associated keyword. The user enters the keyword to the IMP in a special recording session called TRAINING. The user is prompted to say the keyword and then to repeat it. The Phonebook can be browsed using the 4 and 6 keys to browse through the folders and the 2 and 8 keys to browse through sub-folders of each folder. When a folder is reached through browsing the IMP announces the keyword associated with this folder. The user can enter recordings to the folder and browse through them. Other operations on recordings are executed similarly as in other compartments. MOVE, COPY and ERASE operations can be executed on folders as well as recordings. To retrieve a folder the user can press the FIND key and utter its keyword.

     The software implemented in the IMP, except the Voice Recognition and Voice Compression software, was developed by us. This software is not patented. The IMP uses a DSP component manufactured by DSP Group for Voice Compression and Voice Recognition. This component is now obsolete. See below in regard to inventory of this component that we may have access to and our plans to replace it.

     The IMP can communicate with a personal computer ("PC") for back-up and software update. The IMP features include:


|_|  Talking-Diary                                      |_|  Talking Daily Pads
|_|  Talking Phonebook with voice recognition           |_|  Move and Undo commands
|_|  Multiple Talking-Alarms                            |_|  Talking-Calendar-Clock
|_|  Talking-Calculator with advanced functions         |_|  Superb audio quality
|_|  Special ergonomic design (form, keys & operation)

     The IMP includes a rechargeable battery pack and has a 90-minute recording memory, a carrying case, a PC connection cable and a charger.


     The IMP was launched in December 2001. It is the third model in the line of Voice Electronic Organizers developed and sold by us. The first model was launched in November 1997. It was bulkier and had only 1MB Flash memory that allowed for only 10 minutes of recording time. We sold 1,000 units of this model. In April 1998 we started shipping our second model that had the same bulky shape but 2MB Flash memory that allowed for 30 minutes of recording time. We sold 2,000 units of the second model. The IMP has a smaller form that fits better in the hand, and 4MB of Flash memory that allows for 90 minutes of recording time. However, due to its smaller format, the sound quality of the IMP is less than that of the older models. We have sold approximately 1,500 units of the IMP to date. Of all versions of our voice organizers we have sold, about 1,600 where sold in the US, 750 in the UK, 500 in Israel, 250 in Holland, 70 in Australia, 25 in Belgium, and the rest in some 20 countries around the world, in quantities ranging from 1 to 10 per country. Most sales (over 80%) were made to distributors that specialize in selling products to the visually impaired. In certain countries, such as Australia and Israel, such distributors are stores or organizations that serve the blind community. Most of our distributors are selling directly to the end user. Since the release of the IMP we have offered customers using the older models of the Voice Diary line, the right to trade in their units for the newer IMP. We have attempted to sell the traded in units at a reduced price to customers in third world countries, such as India, but so far with limited success.

Planned Products
----------------

     The next model in the Voice Diary line that we plan to develop is called TOTAL. It will incorporate a cellular phone and a removable, large flash disk. These added capabilities will enable the user to make telephone calls, send voice mail through the Internet or other voice paging services, and make long recordings (lectures, court sessions, meetings) and to edit the recordings with operations such as cut and paste. Using the flash disk, the user will be able to import from the PC or the Internet information and entertainment products, such as MP3 music and talking books. (The incorporation of a Text To Speech engine will enable the TOTAL to play text material in addition to recorded material.) Our goal in developing the TOTAL is to offer a product with communication and entertainment capabilities. We believe that there will be a much greater demand for a product with such capabilities, and with our Voice User Interface, than for the IMP, which is just a PDA. Our belief in the increased sales potential of the TOTAL as compared to the IMP is based on our observation, which we have not substantiated by any objective survey, that sales of cellular telephones and MP3 players greatly exceed sales of PDAs. In the design of the TOTAL we will use new engines for Voice Recognition and Voice Compression, purchased from other companies. In this way we will bypass the obsolete component that we use for the voice processing functions. We have not yet identified providers for the new voice processing engines nor have we defined yet the components that will be used to run these engines. Also we do not know at this stage what the financial arrangement will be in regard to using the new engine technology and in particular if we will have to pay a licensing fee and or a per unit fee.

     To develop the TOTAL we believe we will need to invest about $500,000. At this time we have no commitments for additional financing and there can be no assurance we will have the funds necessary to develop the TOTAL. We do not foresee any technical barrier in the development of the TOTAL. However, we know that our TOTAL will need to be approved as a cellular telephone by cellular service providers and possibly by communication authorities in the various countries such as the Federal Communication Commission in the United States. We have little experience in dealing with the granting of such approvals. We intend to use for the TOTAL cellular engines provided by major corporations that have received for their products required approvals, but we still have not contracted any such provider.

     We anticipate that the TOTAL will be sold mainly by cellular service providers with or without support from distributors of products to the blind and visually impaired.

     We also envision the adaptation of the TOTAL to serve the elderly. This model of the TOTAL, called GOLDEN, will have fewer, larger buttons for greater ease of use, and a remote monitoring feature to help program the unit by a relative or an emergency service. The reason we have for introducing the GOLDEN is because we believe that the elderly market will favor our Voice User Interface over the graphic user interface implemented in products that are designed for the general public.

     To bring the GOLDEN to the market we will need an investment of $250,000 in addition to the investment necessary for the introduction of the TOTAL. At this time we have no commitments for additional financing and there can be no assurance that we will have the funds necessary to develop the GOLDEN. We anticipate that the GOLDEN will be sold mainly through cellular service providers or providers of caring services for the elderly. We do not foresee any technical barrier in the development of the GOLDEN.

Planned Services
----------------

     If we can introduce the TOTAL, we plan to establish a service for the distribution of content to its users. Such distribution of content will be made through several means: mail (sending flash disc with the content); libraries, particularly those that serve the visually impaired, who will use PC to download such content; Internet downloads to PCs from where the content will be downloaded either by local communication or using a flash disk drive; or directly to the TOTAL using its wireless communication abilities. As part of our distribution service, we intend to operate a voice portal accessible through the Internet, from a PC and directly from the TOTAL. From the portal, users will be able to download content using their PCs or a TOTAL. The portal will not be used as a starting point for Internet browsing, but rather as a central location for obtaining voice and audio content. The portal will be designed to be accessible by the visually impaired.

     We intend to acquire rights for content distribution from third party organizations that have such rights. We intend to pay for such rights on a "per use" basis with no down payments. We intend to provide the content under a subscription arrangement that will require users to pay an annual fee, and a "per item" fee. Generating income from subscribers is the main reason for our plan to establish the content distribution service.

     We hope to obtain additional revenues from advertisements in our distribution channels, a percentage from the communication fees paid to the wireless communication operator, and a commission from the e-business generated through our channels. To establish a content distribution business we think that we will need an investment of $1 million. We currently do not have any commitments for additional investment in the Company and there can be no assurance that we will be able to establish our content distribution service. We have not yet contacted any content provider and we do not know if our business model as to the way we can acquire content distribution rights is valid.

Planned PC Model
----------------

     We plan to develop a voice organizer for the PC with features similar to those of the IMP. This product will be a stand alone product but will also operate as backup and synchronization base for those users who will own an IMP or a TOTAL, enabling them to synchronize automatically their hand-held unit with the PC counterpart. To achieve this goal we will need to make sure that the new Voice Recognition and Voice Compression engines we intend to implement with the TOTAL are compatible with the PC environment. We believe that the budget for the development of a first version of the PC model, first free standing and later IMP and TOTAL compatible, will require an investment of $200,000. We will achieve several goals with the development of the PC version. This version could serve to introduce our hand held device. It could serve also as a training station and a reference model with HELP features for users of our hand held units. Finally it could become a preferred product to the general community of the PC users increasing our exposure. At first we intend to distribute the PC version for free from our web site, but later we may require some payment for it and thus we may generate an additional source of income.

Possible Palm Pilot Model
-------------------------

     We may consider in the future developing a version of our PC model to work on the Palm Pilot or similar PDAs.

Possible Sales of Software to OEM
---------------------------------

     We may consider in the future adapting our software to common cellular telephones if approached by manufacturers of such products. The reason we believe that this direction might be advantageous to us is that we may generate substantial licensing fees and royalties in such transactions.

Technology
----------

     Our technology consists of our software and our know-how in developing Voice PDA. We use a DSP component that comes with software for Voice Recognition and Voice Compression. We pay for this component per piece and we pay no licensing fee. The component that we use is now obsolete. See below in regard to inventory of this component that we may have access to and our plans to replace it. As we stated, we plan to replace this component in our next models.

Intellectual Property
---------------------

     We have rights to a patent in Israel with respect to a Voice Organizer for the blind. The patent contains a block diagram of a possible product but no reference to the software or actual electronic design. We currently do not own or license any other patents. We may seek patent protection on our technology where appropriate.

     We have a registered trademark in Israel for our logo and design.

Business Strategy
-----------------

     We develop and market the VOICE DIARY line of voice PDAs, including the newly released IMP, which is tailored and ergonomically designed to the needs of the visually impaired. The IMP provides the full range of personal information management, including a talking diary, phonebook, daily pads and many more advanced features.

     We plan to incorporate wireless capabilities (cell-phone or two-way messaging/e-mailing voice paging) to our platform, with a vision to expand and become the major provider of wireless mobile computing handsets and related services in the specific niche markets where we operate.

     We intend to expand to niche markets adjacent to the visually impaired market, which are likewise under-served by brand-name providers of consumer electronics and IT services, such as the fast growing market of the elderly.

     Central to our product vision is the voice user interface, an alternative paradigm to the prevailing graphic user interface ("GUI") used in conventional display-based products. The GUI is a recognized obstacle in the way for many user groups (e.g., visually impaired and the elderly) to adapt and use new technology products and services. VDI offers an approach that removes this obstacle and serves the needs of many.

     Our technology consists of our ability to provide complete hardware and software systems that answer needs specifically identified by the people in the addressed niche. We do not get involved in the development of generic technology (such as voice processing engines). Instead, we implemented in the IMP and previous products, a component sold by another company that provides for Voice Recognition and Voice Compression.

     We may complement growth in our proprietary line by acquisition of companies with complementary products and services, a market presence and stable cash flow, for example, a company that distributes various products for the blind and visually impaired. Another possibility may be a company with a line of products similar to our product in technology but addressing a different market.

     We operate globally in the sense that we have offices in the United States and in Israel and have active distributors in the United States, United Kingdom, Holland, Australia and Israel. We seek to raise money in the United States through public and private offerings and seek strategic partners in Europe, the United States and South East Asia. Of our accumulated sales of approximately $670,321, 40% were achieved in the United States, 30% in the United Kingdom, 15% in Israel, and the balance in other countries.

     We manufacture our products through subcontractors that provide electronic assembly and mechanical assembly work, including packaging. There are many subcontractors who can qualify for the production of the IMP.

     We market our products to distributors who mostly sell our products directly to the end user.

     We conducted our research and development activity by a team of software and hardware engineers operating at our subsidiary, VDL, based in Israel. At present we have dissolved our R&D operation. When we will raise enough money to develop our next products we intend to do most of the R&D work through subcontractors. We will maintain a small group of software engineers for maintenance of our software system.

Industry Analysis
-----------------

     We operate in two industries: the PDA industry and the industry of assistive technology that provides technology-based products and services to disabled people.

     Today the PDA industry is merging with two other industries: the cellular phone industry and the hand held music players. Most manufacturers in these industries are large companies that sell in large quantities. As a result of the demand, semiconductor manufacturers have developed components that simplify the design of the mainstream PDAs, cellular phones and hand held music players. These new components are now generally available, and at affordable costs. Thus small companies can now develop niche market products similar to mainstream products. This is what we intend to do for the market of the visually impaired.

     The assistive technology industry was spurred in the United States by the Americans with Disabilities Act (the "ADA"). This legislation is a conscious attempt to make technology accessible to people who cannot use mainstream products because of personal handicaps. Thus, the assistive technology industry fills a social need to bring the disabled into the mainstream and integrate them into productive life. For this reason the purchasing of assistive technology products like the IMP is subsidized by governments and charity organizations all around the world. We are making use of this approach by bringing to the attention of the administration the availability of our products and its usefulness to the visually impaired.

Competition
-----------

     We believe that we have only one direct competitor, a French company named Parrot SA. This company already offers several generations of competitive PDAs for the blind and visually impaired and we believe that this company currently has an approximately 90% market share.

     We believe that the advantages of Parrot's product, called Voice Mate, are that it can use 400 voice recognizable keywords, compared to 127 with the IMP, and such keywords can be linked to diary entries and not only to Phonebook entries. Also, some users believe that the Voice Recognition of the Voice Mate is better than the IMP. The Voice Mate allows for periodic repetition recordings, for example every second Tuesday, which the IMP does not. The Voice Mate can turn on quicker than the IMP if you lock the ON key of the IMP or if the IMP is in its DEEP SLEEP mode, which is used for energy saving. The IMP uses rechargeable batteries and needs to be charged every other day even if not used at all, to keep it working. The Voice Mate uses regular batteries that last between two weeks and two months depending on use. Many users seem to prefer the Voice Mate for this reason. The Voice Mate supports all the major European languages (for prompts) and the user does not need to download a new language version to move from one language to the other. The IMP supports only English, Hebrew, Cantonese and Hungarian, and the user needs to download the language prompts.

     We believe that the IMP has significant advantages over the Voice Mate. The sound of the IMP is louder and clearer. Its shape is smaller and more ergonomic. It uses a standard connector to the earphone. The IMP is more robust. The Voice Mate has parts (like the screen and the batteries compartments doors) that more easily get broken. In the Phonebook folders of the IMP a user can store many entries in free format while the Voice Mate allows only for Phone numbers in a rigid order (home, work, etc.). A user can undo erase operations with the IMP. The IMP has a back up battery for the clock which the Voice Mate does not. IMP's communication with the PC seems to be less "temperamental", to quote a user's observation. The Voice Mate does not have a Dailypad system and you can not browse the Diary to find the place to make a recording. Rather, you make a recording and insert its date and time. The Company has various non-direct competitors, such as companies which market digital voice event recorders. In addition, companies like Philips, Hewlett-Packard, Casio, Compaq and others have added voice recording capability to their products, but they remain text and graphic machines and therefore inappropriate for people with sight problems.

     We believe that the disabled market in general and the blind and visually impaired market in particular are unattractive markets for large companies like Palm or Nokia because the market is small and products need special design. However, there can be no assurance that other companies, with greater resources than VDI, may not enter the market.

     In the market of the blind and visually impaired there are portable computers product generally known as Braille to Speak. Some of the newer versions of these products are introduced as PDA. Their size and price tag (about 10 times the price of the IMP which sells for $229,) places them as we believe in a separate category than our products.

     Nokia recently introduced a Voice User Interface on its 9290 cellular telephone. The software is called TALX and is provided by a third party manufacturer. The price of this unit is about three times the price of the IMP. Because of this reason and reasons of ease of use, we believe that this product does not pose a threat to the IMP. We further believe that our concept of building the TOTAL with a VUI software that is designed from the beginning for the visually impaired will prove more user friendly than the approach of the TALX that is built around the basically GUI approach of the standard PC software.

The Market
----------

     We estimate the potential market for our product to be 25 million blind and visually impaired people in the developed world. Additionally there is a possibility of sales to people in Third World countries of refurbished products. We are planning to perform further market research in the second half of 2003 to learn in detail the market potential and most desirable operating specifications for our new products.

     We believe the market for our products is continually growing, mainly due to advances in medical treatment that prolong life expectancy. In the United States, the baby boomer generation is now entering the age group targeted by us. Thus, the market potential for our devices is expected to grow.

     It is now a major concern worldwide to make sure that the IT revolution will not increase the gap between the able and the disabled. Many countries have enacted legislation aimed at this concern. The purchase of products for the disabled is often partly supported by public grants. In addition, in some cases there is an obligation on the part of an employer to buy any assistive technology product that can assist a disabled person to do a job. This practice is especially implemented in government offices. The U.S. government runs an Access to Work program, which may pay for special aids that are shown to be justified. Aids for the disabled are also sometimes tax deductible. An important recent move is President Bush's "New Freedom Initiative" that includes:

     |_|  Increased   budgets  for   developing   and   implementing   assistive
          technologies.
     |_| Increased funding for the IDEA, a program that helps students with disabilities.
     |_| Aid to states to guarantee low-interest loans for people with disabilities to buy computers and other equipment enabling them to work from home.
     |_| Providing resources to promote ADA compliance and to help small businesses hire people with disabilities.

     Many of the users of Voice Diary received financial support for their purchase.

     In Western Europe and Japan, public help to people with disabilities for purchasing products is similar to that in the United States. Furthermore, social assistance, reimbursement policies and awareness of the disabled are far more developed, in particular in the Scandinavian and other northern European countries, as well as in Spain (an historic remnant of the multitude of crippled survivors of the Spanish Civil War in the 1930s). In such locations assistive technology can be financed via insurance or social welfare or health legislation.

Distribution Channels
---------------------

     The blind and visually impaired market is characterized by the close relationship between users, including distributors who are often themselves blind.

     Direct sales activity is done through local distributors, assisted by our personnel. We have active distributors, operating with us for several years. We do not sign distribution agreements with our distributors. However, we have promised them that we will not to nominate another distributor in their territories as long as they have inventory of our product. Distributors generally pay at least one third of any order before shipment and the balance in one or two payments 3 months apart. We do not have any price protection arrangements. We give a one year warranty on our products.

     In the United States we use a single distributor, New York-based Independent Living Aids ("ILA"), which is one of the larger U.S. catalog distributors for the blind and visually impaired. ILA also provides us with office space.

     Some of our distributors are specialized catalog sellers, providing the blind and visually impaired with the special products they need, otherwise not available through regular retail outlets.

     We conduct marketing activity to raise customer awareness, education, promotion, advertisement and public relations through various channels, such as:

     |_| The large number of national and regional organizations and associations for the blind and visually impaired in the United States, Europe and elsewhere. Practically every blind person, especially in the United States, is associated in at least one of these organizations.
     |_|  State and federal  agencies for the blind and visually  impaired.
     |_|  Special clinics that treat vision impairments.
     |_| Exhibitions. There are numerous exhibitions worldwide for the disabled in general, and for the blind and visually impaired in particular. In the United States, for example, there are some four to six annual nation-wide exhibitions, two to four regional exhibitions and many local ones. The organizers are generally the various dedicated organizations.
     |_| Research institutes and universities that provide programs on disabilities.
     |_| Radio programs. Radio is an especially powerful means for blind and visually impaired.
     |_| Publications. Of special interest are the popular and proliferating large font issues of publications, like the Readers Digest. Advertising in such publications will afford access not only to the blind and visually impaired, but also to elderly people.
     |_| Word of Mouth. This is very important in the market of the blind and visually impaired since such people tend to communicate very strongly among themselves.

Sales
-----

     Due to their physical challenges, the blind and visually impaired need special products to assist them in their lives, such as calendars, clocks and watches, temperature measuring devices, scales, computers, browsers, Braille displays, and other products. Since such products are not available through regular retail outlets, special marketing channels exist that distribute products to this market. These include catalog companies and stores. The catalog companies usually sell low end products like canes and watches, while the stores usually sell high-end products such as computer systems.

     We will try to cooperate strategically with large corporations that specialize in this field and whose sales forces sell expensive equipment on a head-to-head basis. We believe that it would be advantageous for both sides to add our family of products to the product line of such large corporations.

     We will also consider the option of direct sales through the Internet. One of the main considerations in this regard is to avoid competing with local distributors.

     Notwithstanding distributors' operations, software upgrades will be made available to end-customers directly through the Internet.

     Selling   through   renowned   retail  outlets  could  promote   widespread
distribution. However, this option will be chosen only if the deal with such outlets permits a high enough margin for us, and there are no conditions which could lead to financially harmful outcomes (such as maintaining high stocks in stores).

     We plan to sell the TOTAL and GOLDEN devices by cellular service providers with or without the support of the traditional distributors to the blind and visually impaired. The markup of cell phones by the service providers is usually negligible, as their main income is from the service. As such service providers are constantly seeking more customers, the TOTAL will give them an added value of a specific niche market. Cellular service providers usually provide installment plans to their customers to finance purchased products.

     We intend to remain in touch with end-users in order to provide the software upgrades (a new concept in the cell phone industry) as well as various specific content.

     For the GOLDEN, we plan to use different distribution channels, specialized in the elderly market. For example, companies that provide emergency services to the elderly. We have already contacted such a company in Israel.

     We are also considering a paging functionality for the TOTAL, mainly as a voice e-mail service, taking advantage of the big success of two-way messaging / e-mailing products.

Environmental Compliance
------------------------

     We do not anticipate that we will become subject to environmental laws and regulations since we do not intend to conduct manufacturing operations.

Backlog and Seasonality
-----------------------

     We generally do not have any backlog of unfilled orders. We do not believe that our business will be seasonal.

Manufacturing Operations
------------------------

     We manufacture the IMP in Israel through subcontractors controlled from the operations office of VDL in Yoqneam, Israel. Because the development of the IMP was supported by grants provided by the State of Israel, we are required by law to manufacture the IMP in Israel. We believe that the TOTAL and the GOLDEN, as well as any model designed based on them, will be free from such restrictions. However, we plan that because of our presence in Israel we will continue to manufacture our future products there, as long as the quantities manufactured will be less than 10,000 per batch.

     We are presently manufacturing 2,200 units in runs of 550 units each. The first run was completed in January 2003 and we started shipments from this run.

The second is due to commence during the third quarter of 2003. The manufacturing of the 2,200 units is done by Reshef Technologies Ltd ("Reshef"). Each future run will start only after we pay for the previous run and after we initiate its start. We have no commitment to complete the manufacturing of the additional 1,650 units. There is no written agreement between us and Reshef. For each run we pay Reshef approximately $60 per unit upon receiving the units produced.

     Reshef holds the components necessary for the production of the 1,650 units plus approximately 14,000 pieces of two main components of the IMP that have become obsolete. Thus, we will not be able to manufacture more than 14,000 IMP units in addition to the 1,650 we plan to manufacture in 2003 and 2004. We have no commitment to purchase the components from Reshef and Reshef has no commitment to provide us with these components. The obsolete components will not be used in the design of the TOTAL and its derivative the GOLDEN.

     In February 2003 Reshef closed its manufacturing plant and terminated all of the plant's employees. The components that Reshef holds for the manufacturing of the our product is held at the plant that was closed down. It is possible that Reshef will not carry out the next manufacturing runs of our products or furnish us with the components. Since some components that are held by Reshef are to not available elsewhere, there is the risk that we will not be able to manufacture the Voice Diary IMP units in its present design. Our ability to redesign the unit around generally available components is not assured since at present time we have no funds necessary to carry out such an undertaking.

     Reshef is a subsidiary of Aryt Industries Ltd. ("Aryt"), which was a major shareholder in VDL until June 2002. VDI became the major shareholder of VDL after it purchased Aryt's share in VDL. Prior to this transaction, existing loans that Aryt gave to VDL were replaced by an agreement of VDL to pay Aryt royalties on its sales. More information on the history of the relations between VDL, Aryt and Reshef, is provided in the Management Discussion and Analysis, Background section below.

Research and Development
------------------------

     On research and development we spent during 2002, $142,581, and during 2001 $174,116. Because of our low volume of sales there is no correlation between our R&D expenditure and our sales and we do not include in our pricing a special percentage to allocate for R&D budget.

Employees
---------

     We employ at present only one full time employee who is our Operations Manager. He is working out of our Israeli office. Three of our past employees work today at Nir Or Israel Ltd ("Nir Or"). They include our CEO who is Vice President of Nir Or, our software engineer and our sales and marketing manager for the Israeli market. Our relationship with Nir Or is explained in the Management Discussion below. Our CEO was recently granted a working visa in the United States and if we are able to raise money in the United States to finance our future plans he will be spending about half of his time in the United States running our local operations there. We have an outside consultant for Business Development.

Reports to Security Holders
---------------------------

     We will send an annual report including audited financial statements to stockholders pursuant to the requirements of the Securities Act of 1934.

     The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC which maintains an Internet site containing reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission; the address of the SEC web site is http://www.sec.gov. You are welcome to access our web site at www.voicediary.com.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease approximately 400 square feet of office space in the Shaar Yoqneam Industrial Park, Yoqneam, Israel for approximately $350 per month in rent. The original term of the lease has expired and we intend to negotiate a new lease for the premises.

     Under oral arrangements with our US distributor we are provided marketing offices in Jericho, New York on a rent-free basis. This arrangement may be terminated immediately at any time.


ITEM 3. LEGAL PROCEEDINGS

     As of date of this document there were no legal actions pending against us or any of our officers or directors in their fiduciary capacities, nor, to our knowledge, was any litigation threatened, except that two demands were recently raised against us that may evolve into court procedures. One is a demand made by a subcontractor, to whom we owe approximately $50,000. The debt is included in our financial statements under "accrued expenses". The subcontractor had the option to convert the debt into stock options of VDL but notified us recently that it decided not to do so and is now demanding that the debt be settled during 2003. We offered to settle the debt during 2004, 2005. We recently received a letter from the claimant's attorney that unless we pay the full amount by the end of March 2003, the issue maybe brought to court. We believe that the claim will be settled outside the court. The other demand was made by the Chief Scientist of the Ministry of Industry and Trade in Israel (the "Chief Scientist") concerning its claim to repayment of part of the grants received during 1998. (See Note 8B to the Company's Consolidated Financial Statements.) The Chief Scientist threatens to use its power under the Tax Collection Law to collect the sum it demands. We have considered filing a court appeal to force the Chief Scientist to take into consideration our counter claims. We believe that the issue will be settled outside the court. The costs resulting from these procedures are expected to be nominal.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     A broker dealer made an application on our behalf to the National Association of Securities Dealers, Inc. (the "NASD") for our Class A Common Stock to trade on the OTC Bulletin Board. The NASD replied that it cannot approve the request until we have some shares that are freely tradable. We intend to file a registration statement to register the shares that are not control shares. Also we intend to use the same registration statement to register new shares for allocation to new investors. We expect that following our filing of the registration statement our shares will be quoted on the OTC BB. We plan to become registered in the BBX as it becomes available. We are awaiting approval of our Form 10 from the Securities and Exchange Commission. There was no public market for our shares during the fiscal year ended December 31, 2002.

     As of March 1, 2003, there were 5 stockholders of our Class A Common Stock and 1 stockholder of our Class B Common Stock. The Class B Common Stock will not be registered for sale in the public market.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     We do not have any equity compensation plans.


DIVIDEND POLICY

     We have not declared or paid any cash dividends on our Common Stock since our formation, and do not presently anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain any future earnings to finance the expansion and development of our business. The future payment of cash dividends on the Common Stock will depend on our earnings, capital requirements and financial position, applicable requirements of the Delaware General Corporation Law, general economic conditions and other factors considered relevant by our board of directors.

     There are no contractual restrictions on our ability to declare and pay dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain   statements   in  this  report,   including   statements   of  our
expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. These forward-looking statements
include   statements  of
management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission").

OVERVIEW

     We were incorporated in the state of Delaware on February 26, 2002. In June and July 2002 and in January 2003 we acquired approximately 99.81% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("VDL"), through a purchase of shares from Aryt Industries Ltd. ("Aryt"), the former parent company and former controlling stockholder of VDL and an exchange of shares of VDI with other former stockholders of VDL. The balance of 0.19% of the outstanding shares of VDL are held by an ex-employee, the wife of an ex-employee and two investors. All were offered the opportunity to swap their shares for shares of VDI but declined or did not respond to the offer.

     Under generally accepted accounting principles the purchase and exchange transactions were accounted for as a reorganization under common control and accordingly, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the subsidiary for all periods from inception of the subsidiary. VDL began operations in October 1993 and has been in the development stage. (Unless otherwise indicated, references to the Company herein include VDL.)

     From its inception VDL used three sources of funding: investments made by shareholders and third parties in shares and shareholders loans; grants for R&D made by the Office of the Chief Scientist of the Ministry of Industry and Trade in Israel; and revenues from product sales. From investors VDL received about $1.6 million (not including stock-based compensation); from the Chief Scientist VDL received about $0.7 million; and from sales VDL received about $0.62 million. All of the funds from the Chief Scientist and about $0.8 million from investors were received during the years 1993-1998. VDL started marketing in November 1997 and accumulated during the period from November 1997 to March 1999 revenues from sales of about $0.45 million. From March 1999 to June 2001 VDL had sales of $5,000 only due to lack of inventory and the financial crisis that prevented any marketing activity or manufacturing. In January 2000 VDL began a relationship with Aryt which culminated in Aryt providing the Company from January 2000 to March 2002 with loans aggregating approximately $0.65 million. In December 2001 VDL renewed its manufacturing and marketing activities and from that date until December 2002 we had revenues from sales of about $142,000. We have an understanding with Reshef Technologies Ltd ("Reshef"), a subsidiary of Aryt, which provides for most of the components needed for the manufacturing of 2,200 IMP units. We have additional income from outsourcing several of our employees. We also have received since July 2002 loans from Nir Or. The terms of the loans are discussed in the Liquidity section below.

     Our plan for 2003 is to file a registration statement and get our shares quoted on the OTC BB and later traded on the BBX as it becomes available. We will also attempt to raise money through a public or a private offering and acquire another business with better cash flow than us. We have identified certain major risks. The first risk is that our attempt to get our stock quoted on the OTC BB will fail and further investment from Nir Or will not be forthcoming. As a result our acquisition plan will not materialize. A second risk is that we will fail to raise a substantial investment that will permit us to bring to the market the next generation of our products, including the TOTAL and the GOLDEN. The third risk is that some other company, likely with more financial resources than us, will market a product that will render the IMP and even the TOTAL, obsolete. The fourth risk is that we will not be able to further manufacture IMP units due to the fact that Reshef closed its manufacturing plant where our components are manufactured or held in inventory.

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

Development stage enterprise and going concern issue
----------------------------------------------------

     The Company is in the development stage and has not generated significant revenues. The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2002 of $2,525,864 and a working capital deficit at December 31, 2002 of $454,757 that raise substantial doubt about its ability to continue as a going concern. In addition, in the second half of 2002, the company's operation were carried out with a significantly reduced staff. The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations which are contingent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Background
----------

     From our inception until 1998, we were financed by an aggregate of approximately $780,000 in equity investments made by a group of investors. During this period we also received about $639,000 in grants for our research and development program from the Chief Scientist of the Ministry of Industry and Trade of Israel ("the Chief Scientist"). In return for the grants, VDL is required to pay royalties to the Chief Scientist equaling 3.5% of sales until an amount equal to the grant has been paid. VDL also received an aggregate of approximately $60,000 in unconditional grants from the Fund for the Encouragement of Export (the "Marketing Fund"). See Note 8 to the Company's Consolidated Financial Statements for information concerning disputes between VDL and the Chief Scientist and the payback of part of the Marketing Fund grant.

     Towards the end of the first quarter of 1999 we were in a financial crisis that necessitated in the dismissal of all our employees. The reason for the financial crisis was that our founder and former President decided to leave the company on September 1998 and made what we considered to be unreasonable demands for severance and other payments. His claims were settled in court in mid 1999, but before the court settlement was reached the former President blamed us for misconduct in our dealings with the Office of the Chief Scientist. This caused all grants from the Chief Scientist to stop and made investors reluctant to continue investing in the Company. The dispute with the Chief Scientist has not yet been settled. The Chief Scientist's demand is that we pay back about $40,000 of the grants we received in 1998. We claim that this demand is unjustified and that actually the Chief Scientist owes us money under our 1998 undertaking.

     During 1999 and 2000 VDL managed to survive through the collaboration of its ex-employees and subcontractors that helped in preserving the Company's knowledge and in the development of a new model in its series of PDAs, the Voice

Diary IMP. VDL issued warrants to purchase VDL stock to its ex-employees and subcontractors as payment for their support. Altogether seven ex-employees and subcontractors received shares. Five holders of these warrants exercised their warrants in January 2003. The two others gave up their warrants. One of them may be suing the company (see the section on Litigation).

     VDL started marketing in November 1997 and during the period from November 1997 to March 1999 accumulated revenues from sales of about $0.45 million. From March 1999 to June 2001 VDL had sales of $5,000 only due to lack of inventory and the financial crisis that prevented any marketing activity or manufacturing.

     In the beginning of 2000 VDL entered into a subcontracting agreement with Aryt for the manufacturing of the IMP, through Aryt's subsidiary, Reshef, with Reshef providing a credit line of $150,000 to cover manufacturing costs. Under this agreement, VDL sold to Reshef VDL's entire inventory of components at its full value of about $40,000. This amount was deducted from the cost of revenues. In the beginning of 2002 the credit line was replaced by a subcontracting agreement under which Aryt undertook to cover the costs of components and manufacturing of the IMP, up to an amount of $425,000. In June 2002 the subcontracting agreement was terminated and a manufacturing understanding was reached with Reshef under which Reshef will manufacture for VDL 2,200 IMP units in batches of 550 and VDL will pay for each batch upon receipt. The price per unit is approximately $60. As we discussed in the section on Manufacturing Operation above, some recent developments with Reshef may risk our agreement with it.

     During 2000 and 2001, Aryt provided VDL with a loan of $ 350,000 to cover R&D costs required to finish the development and engineering of the IMP. In the first quarter of 2002 the loan was increased to $650,000. For its financial accommodations to VDL, VDL issued to Aryt an aggregate of 3,471,652 shares of common stock of VDL.

     Since December 2001, when VDL renewed its manufacturing and marketing activities until December 2002 we had revenues from sales of IMP of about $142,000.

     In June 2002, following a financial crisis in Aryt, Aryt and VDI agreed, in connection with our acquisition of VDL, that all of Aryt's shares of VDL be transferred to VDI for $1.00 and the loans and all other debts payable by VDL to Aryt and Reshef be extinguished. In return, VDL agreed to pay Aryt on a quarterly basis, royalties on VDL sales up to an aggregate amount of $751,000. The royalty rate will be 10% of sales for 3 years or until the payment by VDL of an aggregate of $250,000; thereafter, 6% of sales for two years or until the payment by VDL of an aggregate of $500,000; and thereafter 1% of sales for two more years or until the payment by VDL of an aggregate of $751,000. We are late in paying Aryt for the period of the last quarter of 2002.

     In 2002 we had additional income of approximately $29,000 from outsourcing several of our employees. We also received since July 2002, $57,000 in loans from Nir Or.

Results of Operations
---------------------

     The following discussion of the financial condition and results of operations of Voice Diary Inc. should be read in conjunction with the Consolidated Financial

Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001
-------------------------------------------------------------------------

     Our revenues decreased by approximately $34,000 (approximately 70%) in the fiscal year ended December 31, 2002 ("FY 2002") over the fiscal year ended December 31, 2001 ("FY 2001"). The reason for this decrease is that our sales of the IMP commenced in December 2001 and during most of 2002 our distributors had inventory from their purchase in December 2001. Another reason is that we had some technical problems with the first units that we shipped and there were many returns of units to the distributors. These problems portrayed negatively on our customers and the subdued the early enthusiasm for the IMP. During 2002 we were able to fix all the problems that we encountered earlier and in 2003 we made new shipments to our distributors.

     In 2002 our gross loss was $25,407. In 2001 we had gross profit of $29,000. The gross loss was due to the decrease in sales that was not accompanied by a decrease in the fixed costs of manufacturing.

     Research and development expenses decreased by approximately $32,000 (approximately 18%) in FY 2002 over FY 2001 primarily due to closing down most of our R&D activity in the second half of 2002 due to the financial crisis of Aryt.

     Marketing, general and administrative expenses increased by approximately $242,000 (approximately 278%) in FY 2002 compared to the previous year primarily due to the fact that we have expanded our marketing activity in an effort to introduce the IMP aggressively to the market. In FY 2002 we had net financial expenses of approximately $142,000. Most of the expenses ($98,000) were related to amortization of our debt to Aryt. In 2001 we had financial expenses of $24,000 and financial income of $25,000 due to changes in the exchange rate in United States dollars for Israeli new shekels.

     Our net loss in FY 2002 increased by approximately $378,000 (approximately 164%) from FY 2001. The increase is primarily due to the increase in marketing, general and administrative expenses and the increase in financial expenses.

Fiscal Year 2001 Compared to Fiscal Year 2000
---------------------------------------------

     Our revenues increased by approximately $104,200 (approximately 1,703%) in the fiscal year ended December 31, 2001 ("FY 2001") over the fiscal year ended December 31, 2000 ("FY 2000") due to the commencement of sales of the IMP in December 2001.

     The gross profit as a percentage of sales was approximately 26% in FY 2001 as compared to a gross loss as a percentage of sales of approximately 29% in FY 2000. The increase in FY 2001 was due to a reduction in component costs and increased sales in FY 2001.

     Research and development expenses increased by approximately $94,400 (approximately 118%) in FY 2001 over FY 2000 primarily due to expenses incurred in developing the IMP.

     Marketing, general and administrative expenses decreased by approximately $48,900 (approximately 36%) in FY 2001 compared to the previous year primarily due to the fact that FY 2000 expenses include non-cash expenses (relating to the issuance of warrants to employees and subcontractors). Marketing expenses in the fiscal year ending December 31, 2002 are anticipated to increase as the IMP marketing plan is implemented.

     In FY 2001 we had net financial income of approximately $1,100 as compared to net financial expenses of $117,542 in FY 2000. The decrease in net financial expenses in FY 2001 was due to changes in the exchange rate in United States dollars for Israeli new shekels.

     Our net loss in FY 2001 decreased by approximately $113,500 (approximately 33%) from FY 2000. The decrease was primarily due to an increase in revenues and decreased net financial expenses.


Liquidity
---------

     We have limited financial resources to continue our operations. Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. Our independent certified public accountants, stated in their report on our financial statements as of December 31, 2002, December 31, 2001 and December 31, 2000 and for certain periods then ended, that our recurring losses from operations, negative working capital and shareholders' deficiency raise substantial doubt about our ability to continue as a going concern.

     We had a deficit in working capital of $454,757 as of December 31, 2002. We plan to meet our obligations by entering into installment arrangements, by arrangements deferring payments until future financing is obtained or by settlements with creditors.

     Our need to finance the manufacturing of IMP units is met mostly by the arrangement we made with Reshef in June 2002. However, see above regarding the risk that Reshef will not be able to provide us components to further manufacture the IMP. We have an arrangement with our distributors that payments for shipments are made in two or three equal installments, with the first being made in advance and other installments made 3 months apart. This arrangement will enable us to pay for manufacturing.

     Since our disengagement from Aryt has severed our main source of financing in recent years, we have taken several steps to reduce expenses. We have reduced the number of our employees from 10 to 1. We estimate that our operating expenses over the next twelve months will be approximately $120,000. This assumes that we will make no major investments in developing the next model in the Voice Diary line or in expanding our marketing outside Israel. The development of such model would require a budget of approximately $500,000.

     Since July 1, 2002 we have obtained an aggregate of about $57,000 (of which $9,000 was received after the date of our auditor's report on the Financial Statements) in bridge loan financing from an Israeli company called Nir Or Israel Ltd ("Nir Or") which is a developer and manufacturer of electronic systems for defense applications. The loan is provided under an oral agreement with the lenders. The terms of the loan are: if our Class A Common Shares become quoted on the OTC BB, the lenders will have the right to receive 5% of the outstanding Class A shares for every $100,000 in principal amount of the loan at no cost and the loan will be payable in an amount equal to 3% of the sales of VDI, with interest equal to the London Interbank Offered Rate ("LIBOR") plus 3%, over a period of 5 years. If the Class A Common Shares do not become quoted in the OTC BB, the loan will be payable after 12 months with interest equal to the LIBOR plus 3%.

     We also negotiated with Nir Or with respect to an acquisition by us through a share swap of two small Israeli companies that are being held by the two shareholders of Nir Or. This plan was abandoned. We intend to seek other opportunities to purchase a business through a share swap arrangement.

     On October 1, 2002, after we started receiving loans from Nir Or, Mr. Arie Hinkis, a director and Chief Executive Officer of our company also became Vice President of Nir Or. Since January 2003 his salary is being paid directly by Nir Or.

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

     In August 2001 we received a loan in the amount of approximately $102,000 from the Bank for the Development of Industry in Israel Ltd. ("BDII"). The loan is payable in 36 equal monthly payments of $2,800 starting in September 2002. The loan bears interest at the rate of Libor plus 4% per annum paid monthly. BDII holds a lien on substantially all the assets of the Company. In December 31, 2002 we were in default on three payments. We have recently asked the bank to permit us to pay only the interest on the loan for six months and resume full payment thereafter. We haven't received yet an answer to our request. We have also indicated to the bank that Nir Or is ready to buy the debt for 25% of its amount. BDII, which is controlled by the government of Israel, has recently stopped regular operation due to severe losses.

     In August 2001 we received a loan from United Mizrahi Bank Ltd. The balance of the loan as of December 31, 2002 is about $11,322. The loan is payable in 8 equal monthly payments of $ 1,400 each. The loan bears interest at the Israeli Prime Interest Rate plus 1.5% per annum. The loan is partially secured by a deposit in the amount of $4,400. The Israeli Prime Interest Rate is defined below.

     In February 2001 we reached a settlement with Israel Discount Bank Ltd ("IDB"). The settlement finalized a law suit filed by IDB on a debt of about $22,000 that we were in default of payment. Under this settlement we still have to pay monthly principal payments of $630 during 2003 and a final principal amount of $840 in January 2004. Interest will be paid with the final principal payment in January 2004. The loan is not secured.

     Our monthly operating budget is $10,000 per month (including approximately $5,000 in debt service payments). We project that for the year 2003 we will generate approximately $140,000 from sales of the IMP.

Disclosures About Contractual Obligations as of December 31, 2002
-----------------------------------------------------------------

                                                        Payments Due by Period
                                                        ----------------------
     Contractual                          Less than
     Obligations            Total           1 Year          1-3 Years       4-5 Years     After 5 Years
     -----------            -----           ------          ---------       ---------     -------------
Long-Term Debt           $113,347         $     --           $113,347       $      --     $         --
Royalties (1)            $751,000         $     --           $250,000       $ 250,000         $251,000

(1) Based on sales volume. See "Background" above.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect our results of operations and financial condition. Our policy is not to use financial instruments for trading purposes or other speculative purposes. We do not use any derivative contracts or other financial instruments to manage risk.

     We are exposed to foreign exchange risk to the extent of adverse fluctuations in the U.S. dollar. Based on historical U.S. currency movement, we do not believe that reasonably possible near-term changes in the U.S. dollar of 10% will result in a material effect on our future earnings, financial position or cash flows.

     We are exposed to financial risks resulting from changes in the exchange rate between the U.S. dollar and the Israeli new shekel, changes in the prime interest rate in Israel and changes in the LIBOR. About 85% of our revenues are received in U.S. dollars. About 75% of our debt is linked to the U.S. dollar exchange rate and bears interest based on LIBOR. Most of our expenses (other than salaries) are linked to the U.S. dollar exchange rate. The effect of currency exchange rate fluctuations on our financial results are included in financial expenses (income) net.

     The following table provides information about our debt obligations which are sensitive to changes in interest rates at December 31, 2002. The information is the principal cash flows and weighted interest rates by expected maturity dates.

  Long-term debt (in U.S. dollars)
  --------------------------------
                                             2003            2004           2005
                                    -------------- ---------------  -------------
   Variable rate (in U.S. dollars)         40,534          33,845         20,046
                     Interest rate     LIBOR + 4%      LIBOR + 4%     LIBOR + 4%

        Fixed rate (in new Israeli         11,322
                          shekels)
                    Interest rate*        IP+1.5%

     Variable rate (in new Israeli          7,600
                          shekels)
                     Interest rate           6.85
                                    -------------- ---------------  -------------
                                           59,456          33,845         20,046
                                    ============== ===============  =============


*IP-Israel Prime Interest Rate set from time to time by the Bank of Israel. On December 31, 2002 the IP was 10.4% per annum.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements required by this item begin on page F-1 following this page.

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                             AS OF DECEMBER 31, 2002
                             -----------------------




                                       F1

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------


INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------


                                                                                              Page
                                                                                              ----
INDEPENDENT AUDITORS' REPORT                                                                   F3

CONSOLIDATED FINANCIAL STATEMENTS:

 Consolidated Balance Sheets as of December 31, 2002 and 2001                                  F4

 Consolidated Statements of Operations for the years ended December 31, 2002,
 2001 and 2000 and the cumulative period from October 1, 1993 (date of commencement of operations) to December 31, 2002 F5

 Statement of  Shareholders'  Deficiency for the period from October 1, 1993 (date of
 commencement of operations) to December 31, 2002                                           F6 - F8

 Consolidated Statements of Cash Flows for the years ended December 31, 2002,
 2001 and 2000 and the cumulative period from October 1, 1993 (date of commencement of operations) to December 31, 2002 F9 - F10

 Notes to the Consolidated Financial Statements                                            F11 - F30





                                       F2

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Shareholders of
Voice Diary Inc.

We have audited the accompanying consolidated balance sheets of Voice Diary Inc. (a development stage company) ("the Company") and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2002 and for the cumulative period from October 1, 1993 (date of commencement of operations) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2002 and 2001, and their consolidated results of operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 and for the cumulative period from October 1, 1993 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, working capital deficit and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         Brightman Almagor & Co.
                                                    Certified Public Accountants
                                         Member firm of Deloitte Touche Tohmatsu
                                                                   Haifa, Israel
                                                                  March 26, 2003

                                       F3

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31
                                                                                            2002              2001
                                                                                        -----------       -----------
CURRENT ASSETS
--------------
Cash and cash equivalents                                                               $    13,019       $   117,805
Trade accounts receivable                                                                     3,309            65,970
 Other receivables and prepaid expenses (Note 3)                                             10,004            29,363
                                                                                        -----------       -----------
                                                                                             26,332           213,138
                                                                                        -----------       -----------
FIXED ASSETS, NET (Note 4)                                                                   37,593            11,604
                                                                                        -----------       -----------
                                                                                        $    63,925       $   224,742
                                                                                        ===========       ===========

CURRENT LIABILITIES
-------------------

Short-term bank borrowings and current portion of long term debt                        $    71,554       $    44,330
Short-term loans from Related Party (Note 15)                                                    --           357,672
Trade accounts payable                                                                       37,447           197,249
Accrued expenses                                                                            220,886           180,542
Related parties                                                                                  --             4,929
Bridge loan                                                                                  47,975                --
Other payables (Note 5)                                                                     103,227            35,291
                                                                                        -----------       -----------
                                                                                            481,089           820,013
                                                                                        -----------       -----------


LONG TERM LIABILITIES
---------------------

Long term loans from banks (Note 6)                                                          53,891           108,443
Liabilities for severance pay (Note 7)                                                        6,216             1,761
                                                                                        -----------       -----------
                                                                                             60,107           110,204
                                                                                        -----------       -----------

COMMITMENTS (Note 8)
--------------------

SHAREHOLDERS' DEFICIENCY (Note 9)
---------------------------------
Share capital:
  Shares of Class A Common Stock $0.01 par value (Authorized -10,000,000 shares as of December 31, 2002 and 2001
   Issued and Outstanding - 634,863 shares as of December 31, 2002 and 736,531 shares as of December 31, 2001) Shares of Class B Common Stock $ 0.01 par value
  (Authorized - 10,000 shares, Issued and Outstanding - 2,400 shares as of
  December 31, 2002 and 2001)                                                                 6,373             7,389
Additional paid-in capital                                                                2,042,220         1,203,489
Deficit accumulated during the development stage                                         (2,525,864)       (1,916,353)
                                                                                        -----------       -----------
                                                                                           (477,271)         (705,475)
                                                                                        -----------       -----------
                                                                                        $    63,925       $   224,742
                                                                                        ===========       ===========


      March 26, 2003
------------------------------
    Approval date of the
    financial statements

The accompanying notes are an integral part of the financial statements.


                                       F4

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                                                       Cumulative from
                                                                                        October 1, 1993
                                                                                          (date of
                                                                                         commencement
                                                                                         of operations)
                                                  Year ended December 31                 to December 31,
                                       2002              2001                2000             2002
                                    -----------       -----------          --------       -----------
Revenues (Note 10)                  $    34,002       $   109,963       $     5,778       $   640,963

Cost of revenues (Note 11)               59,409            81,036            19,062           581,242
                                    -----------       -----------          --------       -----------

Gross profit (loss)                     (25,407)           28,927           (13,284)           59,721

Operating costs and  expenses

 Research and development
  expenses (Note 12)                    142,581           174,116            79,700         1,114,694

 Marketing, general and
  administrative expenses
    (Note 13)                           329,136            86,978           135,831         1,143,429

 Operating loss                        (497,124)         (232,167)         (228,815)       (2,198,402)

 Financial expenses  (Note 14)          142,327            24,132           117,542           388,710
                                    -----------       -----------          --------       -----------

 Financial income                          (582)          (25,212)               --           (30,162)

 Other income, net (Note 16)            (29,358)               --            (1,756)          (31,086)
                                    -----------       -----------          --------       -----------

 Loss for the period                $  (609,511)      $  (231,087)         (344,601)      $(2,525,864)
                                    ===========       ===========          ========       ===========

 Loss per share:
 Basic and diluted                  $     (0.96)      $     (0.36)      $     (1.76)
                                    ===========       ===========       ===========

 Number of shares used in
   computing basic and
     diluted loss per share             637,263           637,263           195,951
                                    ===========       ===========       ===========

The accompanying notes are an integral part of the financial statements.


                                       F5

                                VOICE DIARY INC.
                                ----------------
                          A DEVELOPMENT-STAGE COMPANY)
                          ----------------------------
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
                      -------------------------------------


                                      Number of Shares     Number of Shares                                 Deficit
                                                                                                          accumulated
                                                          Class A   Class B               Additional       during the     Total
                                     Common    Preferred  Common    Common     Share      paid-in         development shareholders'
                                      Stock      Stock    Stock     Stock     Capital     capital            stage      deficiency
                                      -----      -----    -----     -----     -------     -------            -----      ----------
Balance -October 1, 1993 (date of
commencement of operations)                 --      --      --      --             --             --             --              --

Changes in 1993:
----------------

Issuance of Common Stock                15,000                              $     527      $  45,736            $--       $  46,263

Net income for the year                                                                                       1,209           1,209
                                        ------  ------  ------  ------      ---------      ---------      ---------       ---------

Balance- December 31, 1993              15,000                                    527         45,736          1,209          47,472

Changes in 1994:
----------------

Loss for the year                                                                                           (51,609)       (51,609)
                                        ------  ------  ------  ------      ---------      ---------      ---------       ---------

Balance- December 31, 1994              15,000                                    527         45,736        (50,400)        (4,137)

Changes in 1995:
----------------

Issuance of Common Stock                 1,200                                     39         43,647                        43,686

Loss for the year                                                                                           (99,244)       (99,244)
                                        ------  ------  ------  ------      ---------      ---------      ---------       ---------

Balance- December 31, 1995              16,200                                    566         89,383       (149,644)       (59,695)

Changes in 1996:
----------------

Issuance of Common Stock                 8,800                                    273        224,089                       224,362

Loss for the year                                                                                          (147,481)      (147,481)
                                        ------  ------  ------  ------      ---------      ---------      ---------       ---------

Balance- December 31, 1996              25,000                                    839        313,472       (297,125)         17,186

Changes in 1997:
----------------

Issuance of Common Stock                 8,160                                    236        265,789                        266,025

Loss for the year                                                                                          (405,106)      (405,106)
                                        ------  ------  ------  ------      ---------      ---------      ---------       ---------

Balance- December 31, 1997              33,160      --      --      --      $   1,075      $ 579,261      $(702,231)     $(121,895)
                                        ======  ======  ======  ======      =========      =========      =========       =========


    The accompanying notes are an integral part of the financial statements.


                                       F6

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)
                  ---------------------------------------------



                                             Number of Shares               Number of Shares

                                                                        Class A           Class B                    Additional
                                         Common        Preferred        Common            Common       Share          paid-in
                                          Stock          Stock           Stock             Stock      Capital         capital
                                        ---------     -----------     -----------     ------------- -----------     -----------
Balance- December 31, 1997                 33,160              --              --             --          1,075     $   579,261

Changes in 1998:

Issuance of Common Stock                   87,480                                                         2,275         199,838

Issuance of options to employees                                                                                          3,600

Loss for the year
                                        ---------     -----------     -----------     ------------- -----------     -----------

Balance- December 31, 1998                120,640                                                         3,350         782,699

Changes in 1999:

Issuance of Common Stock                    7,630                                                           179          21,757

 Issuance of options to a related
   party                                                                                                                161,970

Issuance of options to employees                                                                                         37,894

Loss for the year
                                        ---------     -----------     -----------     ------------- -----------     -----------

Balance- December 31, 1999                128,270                                                         3,529       1,004,320

Changes in 2000:

Issuance of Common Stock                  213,718                                                         5,238          48,210

 Issuance of Common Stock pursuant
   to financing agreement                 300,000                                                         7,317          66,722

 Issuance of options for services
   rendered                                                                                                              30,145

 Issuance of options to a related
   party                                                                                                                 45,000

Issuance of options to employees                                                                                          5,391

Issuance of Preferred Stock                                 2,400                                             6              --

Loss for the year
                                        ---------     -----------     -----------     ------------- -----------     -----------

                                          641,988           2,400              --             --         16,090       1,199,788
 Adjustment due to reorganization
   under common control                  (641,988)         (2,400)        736,531          2,400         (8,701)          8,701
                                        ---------     -----------     -----------     ------------- -----------     -----------

Balance- December 31, 2000                     --              --         736,531          2,400    $     7,389     $ 1,208,489
                                        =========     ===========     ===========     ==========    ===========     ===========

                                             Deficit
                                           accumulated
                                            during the       Total
                                           development   shareholders'
                                              stage       deficiency
                                          -----------     -----------

Balance- December 31, 1997                $  (702,231)    $  (121,895)

Changes in 1998:

Issuance of Common Stock                                      202,113

Issuance of options to employees                                3,600

Loss for the year                            (278,459)       (278,459)
                                          -----------     -----------

Balance- December 31, 1998                   (980,690)       (194,641)

Changes in 1999:

Issuance of Common Stock                                       21,936

 Issuance of options to a related
   party                                                      161,970

Issuance of options to employees                               37,894

Loss for the year                            (359,975)       (359,975)
                                          -----------     -----------

Balance- December 31, 1999                 (1,340,665)       (332,816)

Changes in 2000:

Issuance of Common Stock                                       53,448

 Issuance of Common Stock pursuant
   to financing agreement                                      74,039

 Issuance of options for services
   rendered                                                    30,145

 Issuance of options to a related                              45,000
   party

Issuance of options to employees                                5,391

Issuance of Preferred Stock                                         6

Loss for the year                            (344,601)       (344,601)
                                          -----------     -----------

                                           (1,685,266)       (469,388)
 Adjustment due to reorganization
   under common control                                             -
                                          -----------     -----------

Balance- December 31, 2000                $(1,685,266)    $  (469,388)
                                          ===========     ===========




    The accompanying notes are an integral part of the financial statements.

                                       F7

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)
                  ---------------------------------------------


                                 Number of Shares       Number of Shares                                  Deficit
                                                                                                         accumulated
                                                       Class A    Class B                  Additional    during the      Total
                                  Common Preferred     Common     Common      Share         paid-in      development  Shareholders'
                                  Stock    Stock       Stock       Stock     Capital        capital         stage       deficiency
                                 -------  -------     -------      -----   -----------    -----------    -----------    -----------

Balance- December 31, 2000            --       --     736,531      2,400   $     7,389    $ 1,208,489    $(1,685,266)  $  (469,388)

Changes in 2001:

 Cost related to previous year
   issuances                                                                                   (5,000)                      (5,000)

Loss for the year                                                                                           (231,087)     (231,087)
                                 -------  -------     -------      -----   -----------    -----------    -----------    -----------

Balance- December 31, 2001            --       --     736,531      2,400         7,389      1,203,489     (1,916,353)     (705,475)

Changes in 2002:

Issuance of Common Stock                               65,177                      652         64,525                        65,177

 Issuance of Common Stock
  pursuant to financing agreement                      98,249                      982         97,267                        98,249

 Waiver of loan by Related Party                                                              649,289                       649,289

 Waiver of shares by principal
   shareholder                                       (265,094)                  (2,650)         2,650

 Issuance of options for services
   rendered                                                                                    25,000                        25,000

Loss for the year                                                                                           (609,511)     (609,511)
                                 -------  -------     -------      -----   -----------    -----------    -----------    -----------

Balance December 31, 2002             --       --     634,863      2,400   $     6,373    $ 2,042,220    $(2,525,864)   $ (477,271)
                                 =======  =======     =======      =====   ===========    ===========    ===========    ===========


                                       F8

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                                  Cumulative from
                                                                                                  October 1, 1993
                                                                                                     (date of
                                                                                                   commencement
                                                                                                  of operations)
                                                               Year ended December 31            to December 31,
                                                         2002           2001           2000           2002
                                                      -----------    -----------    -----------    -----------
CASH FLOWS - OPERATING ACTIVITIES
Loss for the period                                   $  (609,511)   $  (231,087)   $  (344,601)   $(2,525,864)
Adjustments to reconcile loss to net
  cash used in operating activities (Appendix A)          157,848         67,667        289,949        944,161
                                                      -----------    -----------    -----------    -----------
Net cash used in operating activities                    (451,663)      (163,420)       (54,652)    (1,581,703)
                                                      -----------    -----------    -----------    -----------

CASH FLOWS - INVESTING ACTIVITIES
Purchase of fixed assets                                  (33,713)        (7,189)            --       (156,239)
Proceeds from sale of fixed assets                             --             --          1,805          2,503
                                                      -----------    -----------    -----------    -----------
Net cash (used in) provided by investing activities       (33,713)        (7,189)         1,805       (153,736)
                                                      -----------    -----------    -----------    -----------

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from long-term loans                                  --        118,114         30,932        210,858
Repayment of long-term loans                              (26,128)        (4,050)       (34,896)       (93,505)
Short-term bank credit, net                                 1,949       (130,947)       (49,911)        12,098
Short-term loans from Related Party                       291,617        302,200         55,472        649,289
Bridge loan                                                47,975             --             --         47,975
Issuance of shares                                         65,177             --         57,180        921,743
Costs related to previous year's shares issues                 --         (5,000)            --             --
                                                      -----------    -----------    -----------    -----------
Net cash provided by financing activities                 380,590        280,317         58,777      1,748,458
                                                      -----------    -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents         (104,786)       109,708          5,930         13,019
Cash and cash equivalents - beginning of period           117,805          8,097          2,167             --
                                                      -----------    -----------    -----------    -----------
Cash and cash equivalents - end of period             $    13,019    $   117,805    $     8,097    $    13,019
                                                      ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.


                                       F9

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                           Cumulative from
                                                                                           October 1, 1993
                                                                                              (date of
                                                                                             commencement
                                                                                            of operations)
                                                              Year ended December 31        to December 31,
                                                         2002         2001         2000         2002
                                                       ---------    ---------    ---------    ---------
Appendix A -
------------
Adjustments to reconcile loss to
  net cash from operating activities

Income and expense items not
  involving cash flows:
Depreciation and amortization                          $   7,724    $   2,951    $  13,503    $ 117,871
Exchange-rate (gain) loss                                 (3,149)      (2,567)         277       (4,006)
Liabilities for severance pay                              4,455        1,761           --        6,216
Gain on sale of fixed assets                                  --           --       (1,757)      (1,728)
Non-cash compensation expenses                           123,249           --      150,848      477,561
                                                       ---------    ---------    ---------    ---------
                                                         132,279        2,145      162,871      595,914
                                                       ---------    ---------    ---------    ---------

Changes in operating assets and liabilities:

Decrease (increase) in trade accounts receivable          62,661      (65,737)          66       (3,309)
Decrease (increase) in receivables and other current
  assets
                                                          19,359      (28,740)       2,027      (10,004)
Decrease in inventories                                       --           --       40,496           --
Increase (decrease) in trade accounts payable           (159,802)     165,901       (5,853)      37,447
Increase (decrease) in payables and other current
  liabilities                                            103,351       (5,902)      90,342      324,113
                                                       ---------    ---------    ---------    ---------
                                                          25,569       65,522      127,078      348,247
                                                       ---------    ---------    ---------    ---------
                                                       $ 157,848    $  67,667    $ 289,949    $ 944,161
                                                       =========    =========    =========    =========

Appendix B -
------------
Non cash transactions
Waiver of loan by principal shareholder
  in exchange for rights to royalties                  $ 649,289           --           --    $ 649,289
                                                       =========    =========    =========    =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
 Interest                                              $  13,485    $  12,605    $  36,398    $ 140,006
                                                       =========    =========    =========    =========

    The accompanying notes are an integral part of the financial statements.


                                      F10

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 1 - GENERAL
----------------

     A.   General

          Voice Diary Inc. ("the Company") was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("the Subsidiary"), through an exchange of shares of the Company with former shareholders of the Subsidiary. Under generally accepted accounting principles, the transaction was accounted for as a reorganization under common control and accordingly, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the Subsidiary for all periods from inception of the subsidiary. The Subsidiary began its operations in October 1, 1993 and has been in the development stage since then.

          The Company, through its Subsidiary, is developing and marketing a line of personal digital assistants ("PDAs") which have a voice user interface and provide the user with a full range of personal information management applications, including a talking diary, telephone book, daily pad and other advanced features. The voice user interface enables the visually impaired to use PDA technology by removing obstacles to use inherent in conventional display-based products.

     B.   Going concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of December 31, 2002 of $2,525,864 and working capital deficit as of December 31, 2002 of $454,757 raise substantial doubt about its ability to continue as a going concern.

          In addition, in the second half of 2002 the Company operations were carried out with a significantly reduced staff.

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

          The Company plans to meet its obligations by entering into installment
          arrangements,   by  arrangements   deferring   payments  until  future
          financing is obtained and/or by settlements with creditors.



                                      F11

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 1 - GENERAL (CONT.)
------------------------

     C.   Other risk factors

          1. The Company's sales have been to a small number of main customers (see Note 10).

          2. In accordance with a subcontracting agreement between Reshef (a subsidiary of Aryt -Subsidiary's former parent company) and the Subsidiary, Reshef agreed to manufacture 2,200 Voice Diary IMP units for the Subsidiary. In February 2003 Reshef closed its manufacturing plant. It is possible that Reshef will not carry out the next manufacturing runs of the Subsidiary's products or furnish the components to the Subsidiary for assembly.(see Note
               8E).


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

     A.   General

          The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

     B.   Principles of consolidation

          The Company's consolidated financial statements include the financial statements of the Company and its wholly owned Subsidiary in Israel, after elimination of material intercompany transactions and balances.

     C.   Functional currency and foreign currency translation

          The currency of the primary economic environment in which the operations of the Company and its Subsidiary are conducted is the U.S. dollar ("dollar"). Therefore, the Company uses the dollar as its functional and reporting currency. Certain of the dollar amounts in the financial statements may represent the dollar equivalent of other currencies, and may not necessarily be exchangeable for dollars.

          Transactions and balances denominated in dollars are presented at their dollar amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," of the Financial Accounting Standards Board ("FASB"). Transaction gains and losses are reflected in net financing expenses.



                                      F12

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)
------------------------------------------------

     D.   Development stage company

          Since its inception, the Company's efforts have been devoted to research and development. The financial statements are therefore presented in accordance with the principles of SFAS No. 7 of the FASB
          - "Accounting and Reporting by Development-Stage Enterprises."

     E.   Use of estimates

          The preparation of financial statements in accordance with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of income and expenses during the reporting period. Actual results may vary from these estimates.

     F.   Cash and cash equivalents

          Cash and cash equivalents include bank demand deposits and short-term unrestricted deposits having original maturity dates not exceeding three months from the date of deposit.

     G.   Fixed assets

          1.   Fixed assets are presented at cost less depreciation.

          2. Annual depreciation is computed based on the straight-line method over the estimated useful lives of the assets, as follows:

                                                                          Years
                                                                          -----
               Fixtures                                                     10
               Office furniture                                             10
               Computer equipment and software                               3

               Management reviews fixed assets for impairment when circumstances or events indicate that the carrying amount of the asset may not be recoverable. If the sum of undiscounted cash flows is less than the carrying amount, an impairment loss is recognized at an amount by which the carrying amount of the asset exceeds its fair value based on discounted cash flows.



                                      F13

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)
------------------------------------------------

     H.   Revenue recognition

          The Company recognizes revenue upon the shipment of its products to the customer provided that persuasive evidence of an arrangement exists, title has transferred, the price is fixed, collection of resulting receivables is probable and there are no remaining significant obligations.

     I.   Research and development costs

          Research and development costs are charged to operations as incurred.

     J.   Deferred income taxes

          The Company accounts for income taxes utilizing the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Current tax liabilities are recognized for the estimated taxes payable on tax returns for the current year. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences between the income tax bases of assets and liabilities and their reported amounts in the financial statements, and for tax loss carryforwards. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws, and deferred tax assets are reduced, if necessary, by the amount of tax benefits, the realization of which is not considered likely based on available evidence.

     K.   Fair value of financial instruments

          The financial instruments of the Company consist mainly of cash and cash equivalents, current accounts receivable, accounts payable and accruals. Due to the relatively short period to maturity, the fair value of the financial instruments included in the working capital of the Company approximates their carrying amounts.

     L.   Net loss per share

          Loss per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Potential securities have been excluded from the diluted loss per share computation for the years ended December 31, 2002, 2001, and 2000 due to the anti-dilutive effect.


                                      F14

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)
------------------------------------------------

     M.   Stock- based compensation

          The Subsidiary accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the FASB interpretations thereof. Pursuant to those accounting pronouncements, the Subsidiary records compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Due to the terms of the grants, the fair value of the compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" approximates the values computed in accordance with APB No. 25. The Subsidiary accounts for stock-based compensation to non-employees in accordance with SFAS No. 123.


     N.   Effects of recently issued accounting standards

          In August 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations". SFAS No 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS No 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted as interest expense each year to their estimated future value until the asset is retired. These provisions will be applied to existing asset retirement obligations as of the adoption date as a cumulative effect of a change in accounting policy. SFAS No. 143 is effective for the Company's fiscal years beginning January 1, 2003. SFAS No. 143 will not have a material effect on the Company's consolidated results of operations and financial position.

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

                                      F15

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)
------------------------------------------------

     N.   Effects of recently issued accounting standards (cont.)

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

          In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based
          Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003.


                                      F16

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 3 - OTHER RECEIVABLES AND PREPAID EXPENSES
-----------------------------------------------
                                                                  As of December 31
                                                              -------------------------
                                                                2002            2001
                                                              ---------       ---------
 Prepaid expenses                                             $   8,316       $   4,582
 Government institutions                                      $   1,688          24,781
                                                              ---------       ---------
                                                              $  10,004       $  29,363
                                                              =========       =========


 NOTE 4 - FIXED ASSETS,NET
 -------------------------

                                                                  As of December 31
                                                              -------------------------
                                                                2002            2001
                                                              ---------       ---------
 Cost:

 Computers and software                                       $ 108,595       $  99,606
 Fixtures                                                        31,099           6,799
 Office furniture                                                 2,858           2,434
                                                              ---------       ---------
                                                                142,552         108,839
                                                              ---------       ---------
 Accumulated depreciation:
 Computers and software                                         (98,148)        (93,477)
 Fixtures                                                        (5,860)         (3,044)
 Office furniture                                                  (951)           (714)
                                                              ---------       ---------
                                                               (104,959)        (97,235)
                                                              ---------       ---------
 Net                                                          $  37,593       $  11,604
                                                              =========       =========


 NOTE 5 - OTHER PAYABLES
 -----------------------

                                                                   As of December 31
                                                              -------------------------
                                                                 2002            2001
                                                              ---------       ---------
 Employees and payroll accruals                               $  67,975       $  15,103
 Customer advances                                               14,343              --
 Fund for the Encouragement of Marketing *                       20,188          20,188
 Others                                                             721              --
                                                              ---------       ---------
                                                              $ 103,227       $  35,291
                                                              =========       =========


* Claim for refund of amounts received by the Subsidiary from the fund by the Ministry of Industry and Trade.


                                      F17

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 6 - LONG TERM LOANS FROM BANKS
-----------------------------------

                                          Rate of            As of December 31
                                        interest %          2002          2001
                                        ----------          ----          ----

  Loans in new Israeli shekels
  (Fixed rate)                              6.85           $7,600       $13,134

  Loans in new Israeli shekels
  (Variable rate)                         IP*+1.5%         11,322        27,339

  Loans in U.S. dollars                   Libor+4%         94,425       102,151
                                                           ------       -------

                                                          113,347       142,624

  Less current maturities                                  59,456        34,181
                                                           ------        ------
                                                          $53,891      $108,443
                                                          =======      ========


* IP - Israeli Prime Interest Rate, set from time to time by the Bank of Israel. On December 31, 2002, the IP was 10.4%.

Interest on the fixed rate loan will be paid with the final principal payment in January 2004.

Interest on the variable rate loan is payable monthly.

Based on the terms of the long-term debt, their fair value approximates the recorded amounts.

See Note 8C regarding security.

Future payments of long term loans from banks:



 2003                                     $ 59,456
 2004                                       33,845
 2005                                       20,046
                                          --------
                                          $113,347
                                          ========


                                      F18

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 7 - LIABILITIES FOR SEVERANCE PAY
--------------------------------------

          The Subsidiary is subject to certain Israeli law and labor agreements that determine the obligations of the Subsidiary to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by Israeli law, is based upon length of service and the employee's most recent salary. This obligation is funded, in part, by the purchase of managers' insurance policies from insurance companies.

NOTE 8 - COMMITMENTS
--------------------

     A.   Royalties

          1. In accordance with agreements for financing research and development with the Office of the Chief Scientist of the Government of Israel ("O.C.S."), the Subsidiary undertook to pay royalties at a rate of 3.5 % of the revenues from the sale of products developed under the research and development programs, up to the amount of the financing received. An accrual for the aforementioned royalties has been recorded in the financial statements.

          2. In June 30, 2002 the Subsidiary signed an agreement with Aryt Industries Ltd (Subsidiary's former parent company) ("Aryt") (see
               Note 17). The Subsidiary undertook to pay to Aryt royalties from the sales of the Subsidiary's products up to an aggregate amount of $751,000, in exchange for the cancellation by Aryt of all of its rights, title and interest in and to any obligation of the Subsidiary or any other entity on its behalf. The rate of the royalties shall be as follows:

               - 10% of the sales of the Subsidiary's products, until the earlier to occur of: (i) the lapse of 3 years following the date hereof, or (ii) such time as the aggregate sum paid by the Subsidiary pursuant to the terms amounts to $250,000 (the term during which this 10% royalty rate is applicable shall be hereinafter referred to as the "First Term").

               - 6% of the sales of the Subsidiary's products, commencing at the end of the First Term and ending on the earlier to occur of: (i) the lapse of 2 years following the end of the First Term, or (ii) such time as the aggregate sum paid by Subsidiary amounts to $500,000 cumulatively (the term during which this 6% royalty rate is applicable shall be hereinafter referred to as the "Second Term").

               - 1% of the sales of the Subsidiary's products, commencing at the end of the Second Term and ending on the earlier to occur of: (i) the lapse of 2 years following the end of the Second Term, or (ii) such time as the aggregate sum paid by the Subsidiary amounts to $751,000 cumulatively.

          The Subsidiary recorded a provision for the royalties in the financial statements.


                                      F19

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 8 - COMMITMENTS (CONT.)
----------------------------

     B. According to a decision on August 24, 1999 of the O.C.S., the Subsidiary was requested to repay an amount of $40,376 (including interest) to the O.C.S. for amounts received by the Subsidiary in 1998. The Subsidiary recorded a provision in its books for the full amount of this request.

          The Subsidiary has claimed participation by the O.C.S. in research and development expenses for the period from December 1998 to March 1999. The Subsidiary has not recorded a receivable in connection with this claim.

     C.   Liens

          A floating lien has been placed on all the Subsidiary's assets, securities, notes and other documents in favor of the Israel Industrial Development Bank Ltd. In addition, a $4,400 deposit is security for repayment of a loan received from United Mizrahi Bank Ltd.

     D.   Operating lease

          The Subsidiary has rented 3 vehicles under an operating lease agreement, which expires in 2007.

          Future payments under operating lease:


          2003                                                      $ 26,000
          2004                                                        26,000
          2005                                                        26,000
          2006                                                        26,000
          2007                                                         1,900
                                                                    --------
                                                                    $105,900
                                                                    ========



                                      F20

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 8 - COMMITMENTS (CONT.)
----------------------------

     E.   Purchase commitment

          In June 2002, a subcontracting agreement between Reshef (a subsidiary of Aryt) and the Subsidiary, that was previously in effect, was replaced by a manufacturing arrangement under which Reshef will manufacture 2,200 Voice Diary IMP units for the Subsidiary in batches of 550 units each and the Subsidiary will pay for each batch upon receipt. The price per unit is approximately $60. In the first stage, the Subsidiary ordered the manufacture of a batch of 550 units out of the total quantity in the manufacturing arrangement. The cost of the first batch amounts to approximately $25,000. This first batch of 550 units was supplied to the Subsidiary subsequent to the balance sheet date. Each supply of an additional batch of 550 units will be conditional upon payment by the Subsidiary for the previous batch.

          In February 2003 Reshef closed its manufacturing plant and terminated all of the plant's employees. The components that Reshef holds for the manufacturing of the Subsidiary's product is held at the plant that was closed down. It is possible that Reshef will not carry out the next manufacturing runs of the Subsidiary's products or furnish the components to the Subsidiary. Since some components that are held by Reshef are to not available elsewhere, there is the risk that the Subsidiary will not be able to manufacture the Voice Diary IMP units in its present design. Subsidiary's ability to redesign the unit around generally available components is not assured since at present time the Subsidiary has no funds necessary to carry out such an undertaking.



                                      F21

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 9 - SHAREHOLDERS' DEFICIENCY
---------------------------------

     A.   General

          The total number of shares of the Company is as follows:

                                      Authorized      Issued and Outstanding
                                      ----------      ----------------------

           Class A Common Stock       10,000,000                 634,863
                                      ==========                 =======

           Class B Common Stock          10,000                    2,400
                                      ==========                 =======

          Each share has a par value of $0.01. Each share of Class B Common Stock is convertible at any time at the option of its holder or holders and for no additional consideration into such number of fully paid and non-assessable shares of Class A Common Stock as shall equal the quotient obtained by dividing the number of shares of Class A Common Stock outstanding at the close of business on the day immediately preceding the date the conversion notice is received by the Company, by 7,600.

          The shares of Class A and Class B Common Stock confer to holders the right to receive notice to participate and vote in general meetings of the Company and the right to receive dividends, if declared.

          The holders of Class A and Class B Common Stock shall vote and participate ratably in dividends as a single class. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to such number of votes as shall equal the number of whole shares of Class A Common Stock into which such share of Class B Common Stock is convertible. Each share of Class A Common Stock participates in dividends as one share of a single class and each share of Class B Common Stock participates in dividends as the whole number shares of Class A Common Stock into which such share of Class B Common Stock is convertible. The shares of Class B Common Stock have the right to appoint one director.


          The Company has not adopted a stock option plan.


                                      F22

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 9 - SHAREHOLDERS' DEFICIENCY (CONT.)
-----------------------------------------

     A.   General (Cont.)

          A summary of the status of the Subsidiary's stock options as of December 31, 2002, 2001 and 2000, and of changes during the periods then ended, is presented below:

                                                                            December 31,
                                                              ---------------------------------------------------
                                                                                                         Exercise
                                                               2002           2001           2000         price
                                                              ------         ------         ------       --------
  Outstanding at beginning of year                            42,414         67,595         65,127       $      0
               Granted during year                            20,614             --        236,458       $      0
             Exercised during year                                --        (25,181)      (233,990)      $      0
             Forfeited during year                            (2,866)            --             --       $      0
                                                              ------         ------         ------       --------
        Outstanding at end of year                            60,162         42,414         67,595       $      0
                                                              ======         ======         ======       ========
    Weighted average fair value of
   options granted during the year                             $1.21                        $ 0.25
                                                              ======                        ======


          Subsequent to the balance sheet date the Company issued shares of the Company in exchange for 59,295 subsidiary's stock options (see Note
          18).

     B.   Issuance of share capital and options

          1. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of the Subsidiary. Under generally accepted accounting principles, the transaction was accounted for as a reorganization under common control. The shares of Common Stock were exchanged for shares of Class A Common Stock and shares of Preferred Stock were exchanged for shares of Class B Common Stock.

          2. During the period from its inception through 1998, the Subsidiary issued 120,640 shares of Common Stock to 29 investors at a price per share ranging from $3 to $38.

          3. On October 17, 1999, the Subsidiary issued 7,630 shares of Common Stock to three investors in consideration of $21,936.

          4. In 1999, the Subsidiary issued 53,990 options to the CEO and 9,937 options to two other employees. The options are convertible to shares of Common Stock with no exercise price and in consideration for waiving their salaries for 1999. The value of the options, totaling $ 199,864, was estimated by the Subsidiary at a price of $3 per option based on the last share placement price. That amount was charged to operations.

          5. In 2000, the Subsidiary issued 180,000 options to the CEO and 31,633 options to two additional employees. The options are convertible to shares of Common Stock for no exercise price and in consideration for waiving their salaries for 2000. The value of the options, totaling $50,391, was estimated by the Subsidiary at a price of $0.25 per options based on the last share placement price. That amount was charged to operations.


                                      F23

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

          NOTE 9 - SHAREHOLDERS' DEFICIENCY (CONT.)
          -----------------------------------------

          6. On November 1, 2000, the Subsidiary issued 213,718 shares of Common Stock to two investors in consideration for $53,629.

          7. On December 1, 2000, the Subsidiary issued 300,000 shares of Common Stock to a related party pursuant to a financing agreement in consideration for a credit line of $150,000. The value of the shares of Common Stock, totaling $74,039, was estimated by the Subsidiary using an average price of $0.25 per share and was charged to operations.

          8. On December 1, 2000, the Subsidiary issued 2,400 shares of Preferred Stock to the CEO in consideration of 233,990 options.

          9. During 2000, the Subsidiary issued 24,825 options to suppliers in consideration or services rendered to the Subsidiary. The options are convertible to shares of Common Stock with no exercise price. The value of the options, totaling $30,145, was estimated by the Subsidiary based on the fair value of the services rendered. That amount was charged to operations.

          10. In February 2002, Aryt Industries Ltd (the Subsidiary's former parent company) ("Aryt") granted a credit line of $425,000 to the Subsidiary to be available throughout 2002. In consideration, the Subsidiary issued 98,249 shares to Aryt. Deferred compensation cost in the amount of $196,498 was calculated based on the price and number of shares issued to Aryt in consideration for the credit line. On June 30, 2002 the credit line was terminated and, accordingly, 50% of the abovementioned amount ($98,249) was charged to operations.

          11. On February 13, 2002, the Subsidiary issued 65,177 shares Common Stock to a related party for consideration of $65,177.

          12. On June 30, 2002, Aryt, the Subsidiary's principal shareholder, decided to waive all of its rights pertaining to its shares of the Subsidiary and to sell its shareholdings to the Company for total consideration of $1. On June 30, 2002, Aryt, the Subsidiary's principal shareholder, waived debt in the amount of $649,289 previously included in short-term loans from Related Party. The amount has been included in additional paid in capital (see Note 16).

          13.  In  December  2002 the  Company  acquired  13,946  shares  of the
               Subsidiary representing 0.37% from the share capital of the Subsidiary for total consideration of $0.2.

          14. In December 2002, the Subsidiary issued 20,614 options to a supplier in consideration for services rendered to the Subsidiary. The options are convertible to shares of Common Stock with no exercise price. The value of the options, totaling $25,000, was estimated by the Subsidiary based on the fair value of the services rendered. That amount was charged to operations.


                                      F24

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 11 - REVENUES
------------------

A. Main customers:
                                                        Year ended December 31
                                                        ----------------------
                                                          2002          2001
                                                        --------      --------
       Customers:
          A                                               $ 16,573          --
          B                                               $     --    $ 43,244
          C                                               $     --    $ 42,290
          D                                               $     --    $ 17,187


B. Data by geographical regions:
                                                        Year ended December 31
                                                        ----------------------
                                                          2002          2001
                                                        --------      --------
       Sales distribution, by target market:
          Israel                                        $ 31,640      $  2,354
          U.S.A                                              651        43,244
          Europe                                           1,711        60,510
          Australia                                           --         3,855
                                                        --------      --------
                                                        $ 34,002      $109,963
                                                        ========      ========


                                      F25

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


NOTE 11 - COST OF REVENUES
--------------------------
                                                                                   Cumulative from
                                                                                   October 1, 1993
                                                                                      (date of
                                                                                    commencement
                                                                                   of operations)
                                                Year ended December 31             to December 31,
                                      ----------------------------------------        --------
                                        2002            2001            2000            2002
                                      --------        --------        --------        --------
Materials                             $ 12,751        $ 63,985        $  2,936        $382,302
Salaries and related  expenses          30,924          13,347           9,041          73,475
Sub-contractors                             --              --              --          50,783
Non-cash compensation expenses              --              --           5,391          20,025
Other                                   15,734           3,704           1,555          54,657
                                      --------        --------        --------        --------
                                        59,409          81,036          18,923         581,242
Decrease in inventory of
  work in progress and
  finished goods                                            --             139              --
                                      --------        --------        --------        --------
                                      $ 59,409        $ 81,036        $ 19,062        $581,242
                                      ========        ========        ========        ========



NOTE 12 - RESEARCH AND DEVELOPMENT EXPENSES
-------------------------------------------

                                                                                                   Cumulative from
                                                                                                   October 1, 1993
                                                                                                     (date of
                                                                                                    commencement
                                                                                                   of operations)
                                                         Year ended December 31                    To December 31,
                                           -------------------------------------------------         -----------
                                              2002               2001               2000                 2002
                                           -----------        -----------        -----------         -----------
Salaries and related expenses              $   111,051                $--        $     6,623         $   874,319
Sub-contractors                                  6,221            137,127              3,219             387,921
Materials                                       10,202             15,000                469              87,598
Non-cash compensation expenses                      --                 --             30,145              57,004
Other                                           15,107             21,989                 --             372,958
                                           -----------        -----------        -----------         -----------
                                               142,581            174,116             40,456           1,779,800
Less:
                                                    --                 --                 --            (704,350)
Participation from Government funds                 --                 --
Grants received                                     --                 --             39,244              39,244
                                           -----------        -----------        -----------         -----------
                                           $   142,581        $   174,116        $    79,700         $ 1,114,694
                                           ===========        ===========        ===========         ===========


                                      F26

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 13 - MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------------------

                                                                                                     Cumulative from
                                                                                                     October 1, 1993
                                                                                                        (date of
                                                                                                      commencement
                                                                                                      of operations)
                                                             Year ended December 31                  to December 31,
                                              -------------------------------------------------        -----------
                                                  2002               2001               2000               2002
                                              -----------        -----------        -----------        -----------
Salaries and related expenses                 $   114,923        $    33,280                $--        $   410,351
Advertising and marketing costs                    38,842             22,122              2,573            173,922
Depreciation                                        7,723              2,951             13,503            108,062
Non-cash compensation expenses                     25,000                 --             45,000            231,971
Professional services                              65,309             14,178             58,692            182,642
Office expenses                                     9,945              9,457              4,809            138,473
Management fees                                    33,333                 --                 --             81,615
Car maintenance                                    11,881              3,779              1,827             59,786
Others                                             22,180              1,211              9,427             92,468
                                              -----------        -----------        -----------        -----------
                                                  329,136             86,978            135,831          1,479,290

Less: expenses attributed to
     research and development expenses                 --                 --                 --           (335,861)
                                              -----------        -----------        -----------        -----------
                                              $   329,136        $    86,978        $   135,831        $ 1,143,429
                                              ===========        ===========        ===========        ===========


NOTE 14 - FINANCIAL EXPENSES
----------------------------

                                                                                        Cumulative from
                                                                                        October 1, 1993
                                                                                            (date of
                                                                                          commencement
                                                                                         of operations)
                                                     Year ended December 31             to December 31,
                                           ----------------------------------------        --------
                                             2002            2001            2000            2002
                                           --------        --------        --------        --------
Financial expenses to banks                $ 10,613        $ 15,083        $ 46,758        $177,163
Interest to related party                   *33,465           9,049             472          42,986
Amortization of debt issuance costs          98,249              --          70,312         168,561
                                           --------        --------        --------        --------
                                           $142,327        $ 24,132        $117,542        $388,710
                                           ========        ========        ========        ========

* Including financial expenses of $ 18,500 connected with obtaining a credit line.


                                      F27

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 15 - INCOME TAXES
----------------------

     A. The Subsidiary is assessed under the provisions of the Israeli Income Tax Law (Inflationary Adjustments) 1985, pursuant to which results for tax purposes are measured in new Israeli shekels in real terms in accordance with changes in the Israeli consumer price index.

     B.   Deferred taxes

          Under Statement No. 109 of the FASB, deferred tax assets are to be recognized for anticipated tax benefits associated with net operating loss carryforwards and deductible temporary differences. A valuation allowance is recorded if it is more likely than not some or all of the deferred tax assets will not be realized.

                                                 As of December 31
                                             ------------------------
                                               2002            2001
                                             --------        --------
          Loss carryforwards                 $658,696        $528,243
          Other temporary differences           3,907             753
                                             --------        --------
                                              662,603         528,996
          Less: valuation allowance           662,603         528,996
                                             --------        --------
                                             $     --        $     --
                                             ========        ========


          The Company has provided for a valuation allowance in respect of all deferred tax benefits resulting from tax loss carryforwards and other temporary differences, due to the uncertainty regarding the realizability of such benefits.

          As of December 31, 2002, the Company and the Subsidiary had carryforward tax losses generated in the U.S. and Israel of approximately $1,793,413 and $87,616 respectively. The Subsidiary's carryforward tax losses are denominated in New Israel Shekels and are linked to the Israeli consumer price index.

     C.   Tax assessments

          Neither the Company nor the Subsidiary has been assessed for tax purposes since incorporation.

NOTE 16 - OTHER INCOME
----------------------

          In 2002 other income consists of income from consulting services.


                                      F28

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RELATED PARTY TRANSACTIONS
------------------------------------
                                                As of December 31
                                                -----------------
                                              2002            2001
                                              ----            ----
             Balances of related parties

              Loans from a related party        $--         $357,672
                                                ===         ========
              Payables and other current
          liabilities -  related parties        $--         $  4,929
                                                ===         ========



                                                    Year ended December 31
                                           ----------------------------------
                                            2002           2001        2000
                                           -------        -------     -------

                    Related parties
                         Expenses -
              Purchase of materials        $ 6,158        $50,299         $--
                                           =======        =======         ===
                    Sub-contractors        $ 9,027        $ 8,445         $--
                                           =======        =======         ===
                    Travel expenses        $ 3,837        $ 1,605         $--
                                           =======        =======         ===
      Salaries and related expenses        $59,823        $33,280         $--
                                           =======        =======         ===

     1. On June 30, 2002, the Company signed an agreement with Aryt Industries Ltd. (Subsidiary's former parent company) ("Aryt"). Aryt agreed to sell to the Company its entire investment in the Subsidiary (93.8% of the outstanding shares of the Subsidiary) for a total amount of $1. (See Note 9B (12)).

     2. In addition, on June 30, 2002, the Subsidiary signed another agreement with Aryt. The Subsidiary undertook to pay to Aryt royalties on the sales of the Subsidiary's products up to an aggregate amount of $751,000 (see Note 8A), in exchange for the cancellation by Aryt of all of its rights, title and interest in any obligation of the Subsidiary or any other entity on its behalf including a short term debt in the amount of $649,289. The short-term debt was cancelled and recorded to "additional paid-in capital".

     3. In February 2002, Aryt granted a credit line of $425,000 to the Subsidiary, to be available throughout 2002. On June 30, 2002 the credit line was terminated (see Note 9B(10)).


                                      F29

                                VOICE DIARY INC.
                                ----------------
                          (A DEVELOPMENT-STAGE COMPANY)
                          -----------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

NOTE 18 - SUBSEQUENT EVENT
--------------------------

          In January 2003, five option holders of the Subsidiary exercised 59,295 options for 59,295 shares of the Subsidiary. The options had no exercise price. On January 6, 2003 the Company issued 72,000 shares of Class A Common Stock in consideration for those 59,295 shares of Subsidiary's Common Stock.


                                      F30

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the Company's sole director and executive officer as of December 7, 2002.


Name                Age              Position with Company
----                ---              ---------------------

Arie Hinkis         55               President, Chief Executive Officer,
                                      Chief Financial Officer and Director

     Mr. Hinkis has been Chief Executive Officer of VDL since January 1997 and was elected Chief Executive Officer and a Director of the Company in February 2002.

     Directors serve in their respective capacities for a term of one year or until their successors are duly elected and qualified. The executive officers are appointed by and serve at the will of the board of directors to serve until the earlier of their resignation or removal with or without cause by the board of directors.

     There are no family relationships between any two or more directors or executive officers. There are no arrangements or understandings between any two or more directors or executive officers.

     From July 1991 until January 2001, Mr. Hinkis was director of Robogroup T.E.K. Ltd which is a shareholder in VDI. Since January 2003, Mr. Hinkis is Vice President of Nir Or.

     We have no audit committee financial expert because we believe we are too small to need one and since we are being reviewed by independent auditors on a regular basis.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     There were no events to trigger compliance with Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table shows the compensation paid during the last three fiscal years to the Company's chief executive officer. No executive officer received salary and bonus during the fiscal year ended December 31, 2002 in an aggregate amount which exceeded $100,000.



                                      F31

                           Summary Compensation Table
                           --------------------------

                                Annual Compensation       Long Term Compensation
                                                  Other Annual       Awards
Name and Principal Position     Year    Salary    Compensation  Restricted Stock
---------------------------     ----    ------    ------------  ----------------
Arie Hinkis                     2002    $98,221         0             0
President and                   2001    $33,280         0             0
Chief Executive Officer         2000          0         0       $45,000(1)

(1) In 2000 and 1999, VDL issued to Mr. Hinkis warrants to purchase an aggregate of 233,990 ordinary shares of VDL. These warrants were subsequently exchanged for an aggregate of 2,400 preferred shares of VDL and such preferred shares were in turn exchanged for an aggregate of 2,400 shares of Class B Stock of the Company.

Employment and Management Agreements

Employment Agreement with Arie Hinkis
-------------------------------------

     Arie Hinkis is employed by VDI pursuant to an Employment Agreement dated July 3, 2002. The agreement provides that Mr. Hinkis is paid a salary, starting on March 1, 2002, at the rate of $40,000 per year plus a bonus to be determined in the sole discretion of the Board of Directors (Mr. Hinkis is the sole member of the Board of Directors). Since the formation of VDI until now Mr. Hinkis did not receive any payment from VDI. The amount accrued for his salary is included in our financial reports under "Accrued Expenses". Mr. Hinkis is employed by VDL pursuant to an employment agreement dated March, 2001 which agreement was amended in December 2001. Under such amended agreement Mr. Hinkis is paid a monthly salary of 20,000 Israeli new shekels (approximately $4,193) and provided certain fringe benefits including the use of an automobile leased by us. The employment agreement does not have a stated term. In January 2003 Mr. Hinkis became an employee of Nir Or and stopped receiving salary from VDL.

Directors' Compensation

     We currently have only one director who is also an employee, our CEO, and is not paid separately for his services as a director. We do not currently have any formal policy as to the compensation it would offer independent directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of March 26, 2002 certain information with respect to the amount and nature of beneficial ownership of the Company's Class A Common Stock, par value $.01 per share ("Class A Stock") held by: (i) each person known to us to be a beneficial owner of more than 5% of the Company's outstanding Class A Stock and (ii) the sole director and executive officer of the Company.


                                      F32

Name and Address of Beneficial
Owner (1)                            Number of Shares       Percent (2)
---------                            ----------------       -----------
Arie Hinkis                          778,748(3)             83.73%
Seed Money Holding (Voice Diary)     421,607                59.64%
  Limited Partnership
Voice Diary Options                  72,000                 10.19%
Limited Partnership
Robogroup T.E.K. Ltd.                126,154                17.85%
Directors and Executive Officers     778,748(3)             83.73%
As a group (1 person)

------------------------------------------

(1)  The business address for each person named is c/o Voice Diary Inc.

(2) Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of Common Stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

(3) Includes 421,607 shares of Class A Common Stock owned by Seed Money Holding (Voice Diary) Limited Partnership, of which Mr. Hinkis is the sole general partner, and 72,000 shares of Class A Common Stock owned by Seed Money Holding (Voice Diary) Limited Partnership and an aggregate of 223,219 shares of Class A Common Stock which may be issued to Mr. Hinkis upon conversion of an aggregate of 2,400 shares of Class B Common Stock, par value $.01 per share ("Class B Stock") held by Mr. Hinkis.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2001 we have entered into several transactions with our former controlling stockholder, Aryt. On June 30, 2002 Aryt sold to VDI Aryt's entire investment in VDI for $1.00 and also entered into an agreement with us under which we agreed to pay to Aryt royalties from the sale of VDL's products up to an aggregate amount of $751,000 in exchange for the cancellation of all the loans and all other debts payable by VDL to Aryt and Reshef, a subsidiary of Aryt. On June 30, 2002 Aryt and us also agreed that an agreement entered into on February 13, 2002 which provided for a one year credit line of $425,000 from Aryt to VDL be terminated.

     Information regarding transactions between Aryt and the Company is more fully set forth in the "Management's Discussion and Analysis or Plan of Operations"


                                      F33
contained in Item 6 and Notes 8A, 9 and 17 of Notes to the Company's Consolidated Financial Statements contained in Item 7.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Number    Description
------    -----------

3.1       Certificate of Incorporation of the Company.*

3.2       By-laws of the Company.*

10.1      Employment Agreement dated July 3, 2002 between Arie Hinkis and VDI.*

10.2      Employment Agreement dated March 14, 2001 between VDL and Arie Hinkis*

10.3      Share Purchase Agreement between VDI and Aryt, dated June 30, 2002.*

10.4 Share Purchase Agreement between VDI and Seed Money Holding Limited Partnership, dated July 2, 2002.*

10.5 Share Purchase Agreement between VDI and Arie Hinkis, dated July 2, 2002 (Class B Common Stock).*

10.6 Loan Agreement between VDL and Bank for the Development of Industry in Israel Ltd., dated September 8, 2001.*

10.7      Royalty Agreement between Aryt and VDL, dated as of June 30, 2002.*

10.8 Share Purchase Agreement between VDI and Robogroup T.E.K. Ltd., dated September 4, 2002.*

10.9 Share Purchase Agreement between VDI and Arie Hinkis, dated July 2, 2002 (Class A Common Stock).*

21.       Subsidiaries of the Registrant:

         Name                Jurisdiction of Formation    Percentage Ownership
         ----                -------------------------    --------------------
         Voice Diary Ltd.    Israel                       99.81%

------------------

* Previously filed with our Form 10 filed October 7, 2002, as amended February 3, 2003.

(b) Reports on Form 8-K

     Listed below are reports on Form 8-K filed during the fiscal quarter ended December 31, 2002.

          None.

ITEM 14. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report. He has concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material

                                      F34
information relating to the Company required to be included in its periodic filings under the Securities Exchange Act of 1934, as amended. The procedures and controls have functioned effectively to provide him with the information necessary to determine whether:

     (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

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


                                   VOICE DIARY INC.
                                   (Registrant)

Dated: March 26, 2003
                                   /s/ Arie Hinkis
                                   -------------------------------------
                                   Arie Hinkis
                                   President, Chief Executive Officer
                                    and Chief Financial Officer


                                      F35

                                 CERTIFICATIONS

I, Arie Hinkis, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Voice Diary Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d- 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003
                                             /s/ Arie Hinkis
                                             -----------------------------------
                                             Arie Hinkis
                                             President, Chief Executive Officer
                                              and Chief Financial Officer


                                      F36

     I, Arie Hinkis, certify that this annual report on Form 10KSB of Voice Diary Inc. and the financial statements contained herein fully comply with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the company.

Dated: March 26, 2003
                                             /s/ Arie Hinkis
                                             -----------------------------------
                                             Arie Hinkis
                                             President, Chief Executive Officer
                                              and Chief Financial Officer


                                      F37