Form 10QSB
period 2003-03-31
VOICE DIARY INC
filed 2003-05-15
CIK 1173784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Amendment No. ___ to
                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 2,726,470 Class A Common Shares; 2,400 Class B Common Shares, as of May 15, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

The unaudited financial statements of Voice Diary Inc. as of March 31, 2003 follow on the next page.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
             UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            March 31           December 31
                                                                                         ----------------     --------------
                                                                                             2 0 0 3             2 0 0 2
                                                                                         ----------------     --------------
CURRENT ASSETS
---------------
Cash and cash equivalents                                                                    $ 10,059            $ 13,019
Trade accounts receivable                                                                      33,194               3,309
 Other receivables and prepaid expenses                                                        12,120              10,004
 Inventory                                                                                     11,777                  --
                                                                                         ----------------     --------------
                                                                                               67,150              26,332
                                                                                         ----------------     --------------

FIXED ASSETS
------------
Equipment                                                                                     142,552             142,552
Less: accumulated deprecation                                                                 107,130             104,959
                                                                                         ----------------     --------------
                                                                                               35,422              37,593
                                                                                         ----------------     --------------
                                                                                            $ 102,572            $ 63,925
                                                                                         ================     ==============
CURRENT LIABILITIES
--------------------
Short-term bank borrowings and current portion of long term debt                            $  75,757            $ 71,554
Trade accounts payable                                                                         56,985              37,447
Accrued expenses                                                                              234,378             220,886
Bridge loan                                                                                    62,410              47,975
Other payables                                                                                 96,391             103,227
                                                                                         ----------------     --------------
                                                                                              525,921             481,089
                                                                                         ----------------     --------------
LONG TERM LIABILITIES
---------------------
Long term loans from banks                                                                     45,382              53,891
Liabilities for severance pay                                                                   6,858               6,216
                                                                                         ----------------     --------------
                                                                                               52,240              60,107
                                                                                         ----------------     --------------

SHAREHOLDERS' DEFICIENCY
-------------------------
Common Stock:
  Shares of Class A Common Stock $0.01 par value
  (Authorized -10,000,000 shares as of March 31, 2003 and December 31, 2002
 Issued and Outstanding - 706,863 shares as of March 31, 2003 and 634,863
shares as of December 31, 2002)                                                                 7,069               6,349
  Shares of Class B Common Stock $ 0.01 par value
  (Authorized  - 10,000  shares,  Issued and  Outstanding  - 2,400 shares as of
  March 31, 2003 and December 31, 2002)                                                            24                  24
Additional paid-in capital                                                                  2,041,500           2,042,220
Deficit accumulated during the development stage                                           (2,524,182)        (2,525,864)
                                                                                         ----------------     --------------
                                                                                             (475,589)          (477,271)
                                                                                         ----------------     --------------

                                                                                            $ 102,572           $  63,925
                                                                                         ================     ==============

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements





                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                   Cumulative from
                                                                                                   October 1, 1993
                                                                                                      (date of
                                                                                                    commencement
                                                            Three months ended                     of operations)
                                                                 March 31                            to March 31
                                                    -------------------------------------        -------------------
                                                       2 0 0 3              2 0 0 2                   2 0 0 3
                                                    ------------------   ----------------        -------------------

Revenues                                                 $ 71,611            $   7,519                $    712,574

Cost of revenues                                           37,060               15,210                     618,302
                                                    ------------------   ----------------        -------------------

Gross profit (loss)                                        34,551              (7,691)                      94,272

Operating costs and expenses

Research and development expenses                           4,305              67,750                    1,118,999

 Marketing, general and
  administrative expenses                                  33,602              82,886                    1,177,031
                                                    ------------------   ----------------        -------------------

 Operating loss                                           (3,356)            (158,327)                 (2,201,758)

 Financial expenses                                         2,078               99,593                     390,788

 Financial income                                              --                (200)                    (30,162)

 Other income, net                                        (7,116)                   --                    (38,202)
                                                    ------------------   ----------------        -------------------

 Net income (loss) for the period                        $  1,682          $ (257,720)             $    (2,524,182)
                                                     =================   =================       ===================
 Earnings (loss) per share:
 Basic and diluted                                       $     --          $    (0.08)
                                                     =================   =================


Weighted average number
  of shares used in
  computing basic and
  diluted loss per share                                2,380,799            3,041,041
                                                     =================   =================




The accompanying notes are an integral part of the unaudited condensed consolidated financial statements



                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Cumulative from
                                                                                                        October 1, 1993
                                                                                                           (date of
                                                                                                         commencement
                                                                        Three months ended              of operations)
                                                                             March 31                     to March 31
                                                                  ----------------------------------   -----------------
                                                                     2 0 0 3          2 0 0 2              2 0 0 3
                                                                  ----------------- ----------------   -----------------

 CASH FLOWS -  OPERATING ACTIVITIES
 Net income (loss) for the period                                     $    1,682     $  (257,720)        $   (2,524,182)
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities (Appendix A)                (13,351)         (26,648)               930,810
                                                                  ----------------- ----------------   -----------------
 Net cash used in operating
   Activities                                                           (11,669)        (284,368)           (1,593,372)
                                                                  ----------------- ----------------   -----------------

 CASH FLOWS -
 INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                                           --               --                 2,503
 Purchase of fixed assets                                                     --         (28,742)             (156,239)
                                                                  ----------------- ----------------   -----------------
 Net cash used in investing activities                                        --         (28,742)             (153,736)
                                                                  ----------------- ----------------   -----------------

 CASH FLOWS - FINANCING ACTIVITIES
 Repayment of long-term loans                                            (5,993)          (2,308)              (99,498)
 Proceeds from long-term loans                                                --               --               210,858
 Short-term bank credit, net                                                 267            9,856                12,365
 Short-term loans from Related Party                                          --          146,355               649,289
 Bridge loan                                                              14,435               --                62,410
 Issuance of shares                                                           --          65,177                921,743
                                                                  ----------------- ----------------   -----------------
 Net cash provided by financing activities                                 8,709         219,080              1,757,167
                                                                  ----------------- ----------------   -----------------

 Increase (decrease) in cash and cash equivalents                        (2,960)         (94,030)                10,059

 Cash and cash equivalents - beginning of period                          13,019          117,805                    --
                                                                  ----------------- ----------------   -----------------
 Cash and cash equivalents - end of period                            $   10,059       $   23,775         $      10,059
                                                                  ================= =================  =================



The accompanying notes are an integral part of the unaudited condensed consolidated financial statements




                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                        Cumulative from
                                                                                                        October 1, 1993
                                                                                                           (date of
                                                                                                         commencement
                                                                        Three months ended              of operations)
                                                                             March 31                     to March 31
                                                                  ----------------------------------    -----------------
                                                                     2 0 0 3          2 0 0 2              2 0 0 3
                                                                  --------------- ------------------    -----------------

 Appendix A -
--------------
   Adjustments to reconcile loss to net
   cash from operating activities

 Income and expense items not
   involving cash flows:
 Depreciation and amortization                                       $     2,171    $       1,336        $      120,042
 Exchange-rate (gain) loss                                                 1,420           (3,264)              (2,586)
 Liabilities for severance pay                                               642            5,395                 6,858
 Gain on sale of fixed assets                                                 --                --              (1,728)
 Non-cash compensation expenses                                               --            98,249              477,561
                                                                  --------------- ------------------    -----------------
                                                                           4,233          101,716               600,147
                                                                  --------------- ------------------    -----------------

 Changes in operating assets and liabilities:
 Decrease (increase) in trade accounts receivable                       (29,885)            8,119              (33,194)
 Decrease (increase) in receivables and other current assets             (2,116)            1,725              (12,120)
 Increase in inventories                                                (11,777)                --             (11,777)
 Increase (decrease) in trade accounts payable                            19,538         (140,073)               56,985
 Increase in payables and other current liabilities                        6,656            1,865               330,769
                                                                  --------------- ------------------    -----------------
                                                                        (17,584)         (128,364)              330,663
                                                                  --------------- ------------------    -----------------
                                                                     $  (13,351)    $     (26,648)        $     930,810
                                                                  =============== ==================    =================

 Appendix B -
---------------
 Non cash transactions
 Waiver of loan by principal
   shareholder  in exchange for
   rights to royalties                                               $        --    $           --        $     649,289
                                                                  =============== ==================    =================

 Supplemental disclosure of cash flow
   information:
 Cash paid during the period for:
 Interest                                                             $      500    $        1,960        $      140,506
                                                                  =============== ==================    =================



The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -         BASIS OF PRESENTATION
                 ---------------------

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

                 The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, this form 10-QSB does not include all of the information required by GAAP for complete financial statements. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes there to, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2 -         GOING CONCERN
                 -------------
                 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of March 31, 2003 of $2,524,182 and working capital deficit as of March 31, 2003 of $458,771 raise substantial doubt about its ability to continue as a going concern.

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

                 The Company plans to meet its obligations by entering into installment arrangements, deferring payments until future financing is obtained and/or by settlements with creditors and by obtaining financing from new investors.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -      RECENT ACCOUNTING PRONOUNCEMENTS
              --------------------------------
              In January 2003, FIN 46 "Consolidation of Variable Interest Entities" was issued. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", which addresses consolidation by enterprises of variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date, with respect to variable interest entities, if any, in which the Company holds a variable interest acquired before February 1, 2003. The guidance in FIN 46 will be in effect for the Company's financial statements beginning July 1, 2003. Management does not expect that adoption of FIN 46 will have material impact on its financial statements.

NOTE 4 -       SUBSEQUENT EVENTS
               -------------------

          1.   In May  2003,  The  Company  issued  2,019,604  shares of Class A common stock to two new shareholders in consideration for $100,000. These shares represent 74% of the ownership in the Company. The financial statements as of March 31, 2003 include a $62,410 bridge loan from Nir-Or, a company jointly owned and controlled by the new shareholders, which was assigned, subsequent to the balance sheet date, to those shareholders for use as partial offset of the $100,000 consideration. The balance was paid subsequent to the balance sheet date. Earnings (loss) per share for all reported periods has been retroactively adjusted to reflect this issuance.

          2. The Company intends to file a Registration Statement on Form SB-2 for the issuance of 2,400,000 shares of Class A Common Stock to be offered by the Company, and for the offering of 2,726,470 shares of Class A Common Stock by selling stockholders, for the registration of 1,000,000 shares of Class A Common Stock to be offered to employees and suppliers under a stock option plan and the registration of 1,618,885 shares of Class A Common Stock to be issued upon conversion of the Class B Common Stock

          3. On May 13, 2003, the Company's Board of Directors approved the Company's 2003 Stock Option Plan, for the grant of stock options and stock purchase rights to employees and to service providers and incentive stock options to employees ("the plan"). The maximum aggregate number of shares subject to the plan is 1,000,000 shares of common stock. The options are subject to the provisions of Section 102 of the Israeli Tax Ordinance, or
               Section 3(i) of the Ordinance, as applicable. The options and rights and the underlying shares are subject to certain limitations as detailed in the plan. The stock purchase rights agreement may grant the Company a repurchase option exercisable upon termination of the purchaser's service with the Company. In the case of certain mergers or acquisitions, unvested options will fully vest, in the event that the successor company will refuse to assume or substitute the award.

               The Company has not yet granted any options or rights under this plan.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the Financial Statements included in this report and is qualified in its entirety by the foregoing.

     We are developing and marketing a line of personal digital assistants ("PDAs") which have a voice user interface and provide to the user a full range of personal information management, including a talking diary, telephone book, daily pad and other features. The voice user interface was designed to enable the visually impaired to use PDA technology by removing obstacles to use inherent in conventional display-based products. Our latest model is called the IMP and it was released in December 2001.

     We were incorporated in Delaware in February 2002. To date, we acquired over 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("VDL"), through a purchase of shares from the former stockholder of VDL and an exchange of shares of the Company with former stockholders of VDL, including option holders. VDL began operations in October 1993 and has been in the development stage.

     Under generally accepted accounting principles the transaction was accounted for as a reorganization under common control. The financial statements represent the consolidated financial position for the three months ending on March 31, 2003, and the year ended on December 31, 2002; and the operating results for the three months periods ending on March 31, 2003 and 2002, and the cumulative results for the period from the inception of VDL until March 31, 2003; and cash flows for the three months periods ending on March 31, 2003, 2002 and the cumulative results for the period from inception of the subsidiary until March 31, 2003.

     Since our inception, we used three sources of funding: investments made by shareholders and third parties in shares and shareholders loans; grants for R&D made by the Office of the Chief Scientist of the Ministry of Industry and Trade in Israel (the "Chief Scientist"); and revenues from product sales. From investors we received about $1.6 million (not including stock-based compensation); from the Chief Scientist we received about $0.7 million; and from sales we received about $0.62 million. All of the funds from the Chief Scientist and about $0.8 million from investors were received during the years 1993-1998.

     We started marketing in November 1997 and during the period from November 1997 to March 1999 we accumulated revenues from sales of about $0.45 million. From March 1999 to June 2001 we had sales of $5,000 only due to lack of inventory and the financial crisis that prevented any marketing activity or manufacturing. In January 2000 we began a relationship with Aryt Industries Ltd. ("Aryt") which culminated in Aryt providing the Company from January 2000 to March 2002 with loans aggregating approximately $0.65 million and with Aryt becoming our main shareholder. In December 2001 we renewed our manufacturing and marketing activities and introduced the IMP. In December 2001 we had sales of $110,000. For the year ended December 31, 2002, we had revenues from sales of about $34,000; In the quarter ended March 31, 2003 we had revenues of $72,000.

     In June 2002, as the financial situation of Aryt worsened, we agreed with Aryt that all of Aryt's shares of VDL be transferred to the Company for $1.00 and the loans and all other debts payable by VDL to Aryt and its subsidiary Reshef Technologies Ltd. ("Reshef"), be extinguished.

     The first batch of the IMP consisted of 1,000 units manufactured by Reshef. The batch was sold during December 2001 and early 2002. We then entered an arrangement with Reshef to manufacture another batch of 2,200 units in four runs of 550 units each during 2002 and 2003. The manufacturing of each run would start only after we pay for the previous run and after we initiate its start. We made no commitment to execute the manufacturing of any of the runs nor did Reshef commit to manufacture the runs for us. There is no written agreement between us and Reshef. For each run we pay Reshef approximately $60 per unit upon receiving the units produced.

     To prepare for the manufacturing of the IMP, Reshef bought in early 2002 an inventory of most of the components necessary for the production of the 2,200 units plus approximately 14,000 pieces of two main components of the IMP that have become obsolete. We have no commitment to purchase the components from Reshef and Reshef has no commitment to provide us with these components. The obsolete components will not be used in the design of our future products. Thus, we will not be able to manufacture more than 14,000 IMP units in addition to the 2,200 we planned to manufacture in 2002 and 2003. Since we do not believe that the market potential of the IMP is larger than very few thousand units, we do not regard this limit to be very material.

     Reshef's first run of the IMP manufacturing was completed in January 2003 and most of the units produced in this run were sold during the first quarter of 2003. However, because of our cash flow problems, we failed to fully pay Reshef for the manufactured units. See Part II. Item 1. regarding possible legal proceedings that we may have with Reshef for this reason.

     The second run was due to commence during the third quarter of 2003. However, in February 2003 Reshef closed its manufacturing plant firing all the plant's employees. The inventory Reshef holds for the manufacturing of our product is held at the plant that was closed down. Thus it is possible that Reshef will not be able to provide us with components for the next manufacturing runs of our products. Since the obsolete components that are held by Reshef are not available elsewhere, there is the risk that we will not be able to manufacture the IMP in its present design. Our ability to redesign the unit around generally available components is not assured since we do not have at present the funds necessary to carry out such an undertaking.

     Between July and December 2002, we had additional income from outsourcing several of our employees. We also have received since July 2002 loans from Nir Or Israel Ltd. ("Nir Or"). In May 2003 these loans were converted to paid in capital for shares we allocated to the shareholders of Nir Or. See Part II. Item
2. below.

     Our plan for 2003 is to raise money through a public offering and get our shares quoted on the OTC BB and later traded on the BBX as it becomes available. We will try to win major contracts for our planned future PDAs that will combine cellular phones: the TOTAL for the visually impaired and the GOLDEN for the elderly and we will attempt to acquire another business with stable cash flow to supplement ours.

     With our existing means we cannot sustain our operation any longer than one month. To sustain our operation until September 2003 we need $100,000. This sum includes offering expenses in connection with the registration statement we are filing on May 15, 2003. We are in advanced negotiations with a group of investors to provide us with these funds. If these negotiations fail we will most likely not be able to continue operating.

     If our attempt to raise money through a public offering will fail our acquisition plan will not materialize, and we will not be able to bring to the market the next generation of our products, including the TOTAL and the GOLDEN. Our survival in this case is very doubtful.

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

Development stage enterprise and going concern issue
----------------------------------------------------

     The Company is in the development stage and has not generated significant revenues. The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at March 31, 2003 of $ 2,524,182 and a working capital deficit at March 31, 2003 of $458,771 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations which are contingent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months ended March 31, 2002
-------------------------------------------------------------------------------

     Our Revenues increased from $7,519 to $71,611 in the three months ended March 31, 2003 (Q1 2003) over the three months period ended March 31, 2002 (Q1
2002) due to the continued sales of the IMP that commenced in December 2001.

     Our gross profit in Q1 2003 was 48%. In Q1 2002 our gross loss was 103% but revenues were small. Our gross profit was a result of increased sales to our distributors who emptied their stock that was purchased in December 2001.

     Research and development expenses in Q1 2003 were approximately $4,300, down by $63,400 from Q1 2002, approximately 93%. In early 2002 we were still putting stress on R&D to solve problems discovered after the launching of the IMP. In the mid of 2002 we downsized our R&D team due to fact that we were separating from our financing partner Aryt.

     Marketing, general and administrative expenses decreased in Q1 2003 by $49,000 (approximately 59%) compared to the same period in 2002, due to decreased marketing activity as we downsized because of our financial situation.

     Our financial expenses in Q1 2003 compared to Q1 2002 decreased by 98% to $2,078. The previous year included stock based compensation expenses related to an allocation of a credit line by a related party.

     Our income in Q1 2003 was $1,682 compared to a loss $257,720 in Q1 2002. The change from loss to profit was a result of increase in sales and decrease in all expenses items.

Liquidity
---------

     We have limited financial resources to continue our operations. Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. Our independent certified public accountants, stated in its report on our financial statements as of December 31, 2002, that our recurring losses from operations, negative working capital and shareholders' deficiency raise substantial doubt about our ability to continue as a going concern.

     For the three months ended on March 31, 2003 and 2002, the Company used approximately $11,669 and $284,368 cash flow from operating activities. At March 31, 2003, the Company had total current assets of $67,150 compared to total current assets of $26,332 at December 31, 2002. The Company had working capital deficits of $458,771 and $454,757 at March 31, 2003 and December 31, 2002, respectively. Net stockholders' deficiency in the Company was $475,589 as of March 31, 2003, and $477,271 as of December 31, 2002. We plan to meet our obligations by entering into installment arrangements, by arrangements deferring payments until future financing is obtained or by settlements with creditors.

     Our ability to finance the manufacturing of our products was met mostly by the arrangement we made with Reshef. It was complemented by the arrangement we have with our distributors that payments for shipments are made in two or three equal installments, with the first being made in advance and other installments made three months apart. These arrangements should have enabled us to pay for manufacturing.

However, since we cannot rely on Reshef as our manufacturer, we may be unable to continue to manufacture the IMP.

     Since our disengagement from Aryt has severed our main source of financing in recent years, we have taken several steps to reduce expenses. We have reduced the number of our employees from 10 to 1. Still, with our existing means, we cannot sustain our operation any longer than one month. To sustain our operation until September 2003 we need $100,000. This sum includes the offering expenses. We are in advanced negotiations with a group of investors to provide us with these funds. If these negotiations fail we will most likely not be able to continue operating. We have no assurance that we will be able to raise the necessary funds to keep on going. Because of our strict budget we had to delay payments of salaries for March and April.

     Since July 1, 2002 we have obtained an aggregate of about $100,000 (of which about $37,600 was received after March 31, 2003 in bridge loan financing from an Israeli company called Nir Or Israel Ltd. ("Nir Or"), a developer and manufacturer of electronic systems for defense applications. The loan was provided under an oral agreement with the lenders. On May 9, 2003, the loan was turned into paid in capital for shares allocated to the owners of Nir Or, as explained in Part II. Item 2. On September 1, 2002, after we started receiving loans from Nir Or, Arie Hinkis, a director and President of our company also became Vice President of Nir Or for Finance, Human Resources and Business Development. Since January 2003 his salary is being paid directly by Nir Or. Before that, Nir Or paid us for Mr. Hinkis' services.

     We are committed to pay royalties on sales of the IMP to two parties at the following annual rates: To the Chief Scientist - 3.5% until payment of about $640,000; To Aryt - 10% for 3 years or until the payment of an aggregate of $250,000; thereafter, 6% of sales for two years or until the payment by VDL of an aggregate of $500,000; and thereafter 1% of sales for two more years or until the payment by VDL of an aggregate of $751,000. These commitments place a heavy burden on the Company's cash flow.

Capital Resources
-----------------

     As of the date of this report we have no material commitments for capital expenditures. However, we do have significant debt to service and royalty commitments, as discussed above and herein. To meet these obligations, to finance our negative cash flow from operations and to provide for the development of new models in the Voice Diary line, we will seek to raise money through the sale of our equity in private or public transactions. If we will not be able to raise money through the sales of our equity, we are facing the risk of being unable to continue our operations.

     In August 2001 we received a loan in the amount of approximately $102,000 from the Bank for the Development of Industry in Israel Ltd. ("BDII"). The loan is payable in 36 equal monthly payments of $2,800 starting in September 2002. The loan bears interest at the rate of LIBOR plus 4% per annum paid monthly. BDII holds a lien on substantially all the assets of VDL. We are now in default on six payments. We have recently asked the bank to permit us to pay only the interest on the loan for six months and resume full payment thereafter. Our request was declined but the bank indicated that there is a possibility to extinguish the debt by an immediate payment of about 60%. We will enter into negotiations with the bank if we will raise sufficient amount of money to execute this possibility. BDII, which is controlled by the government of Israel, has recently stopped regular operation due to severe losses.

     In August 2001 we received a loan from United Mizrahi Bank Ltd. The balance of the loan as of March 31, 2003 was about $7,175. The loan is payable in 5 monthly payments of about $ 1,500 each. The loan bears interest at the Israeli Prime Interest Rate plus 1.5% per annum. The loan is partially secured by a deposit in the amount of about $5,500. The Israeli Prime Interest Rate is defined below on the next page. We also have with this bank an over draft of about $8,500 secured by post dated checks of Nir Or to the same amount. These checks are part of the loans we received from Nir Or. See Part II. Item 2.

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

     VDL has a debt of approximately $32,000 to the Israeli Tax Authority for withholding tax collected from employees that we failed to transfer to the Tax Authority. Our President was summoned for interrogation to the Tax Authority and he may face criminal charges. The Tax Authority may try to place a lien on monies entitled to VDL in banks and customers.

     With our existing means we cannot sustain our operation any longer than one month. To sustain our operation until September 2003 we need $100,000. This sum includes the offering expenses. We are in advanced negotiations with a group of investors to provide us with these funds. If these negotiations fail we will most likely not be able to continue operating.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     As of date of this document there were no legal actions pending against us or any of our officers or directors in their fiduciary capacities, nor, to our knowledge, was any litigation threatened except that four demands were recently raised against VDL that may evolve into court procedures.

     The first is a demand made by a subcontractor, to whom VDL owes $49,500. The debt is included in our financial statements under "accrued expenses". The subcontractor had the option to convert the debt into stock options of VDL but notified us in December 2002 that it decided not to do so and is now demanding that the debt be settled during 2003. We offered to settle the debt commencing in February 2004. We are presently negotiating the exact terms of the repayment arrangement.

     The second demand was made by the Chief Scientist of the Ministry of Industry and Trade in Israel (the "Chief Scientist") concerning its claim to repayment of part of the grants received by VDL during 1998. See Note 8B to the Company's Consolidated Financial Statements of December 31, 2002. The Chief Scientist threatens to use its power under the Tax Collection Law to collect from VDL the sum it demands. If the Chief Scientist carries out its threat, we will seek court injunction because we believe that the claim is not rightfully based. We believe that the issue will be settled outside court.

     The third demand is by our subcontractor Reshef Technologies Ltd. VDL owes Reshef about $30,000 for manufacturing. We intended to pay this debt in two installments. However we were not able to raise the necessary money and the checks we gave to Reshef bounced. Reshef has threatened to go to court and demand liquidation of VDL. We intend to negotiate an installment agreement with Reshef. We believe the issue will be settled outside court.

     Finally VDL has a debt of approximately $32,000 to the Israeli Tax Authority for withholding tax collected from employees that we failed to transfer to the Tax Authority. Our CEO was summoned for interrogation to the Tax Authority and he may face criminal charges. The Tax Authority may try to place a lien on monies entitled to VDL in banks and customers.

     We estimate that costs resulting from these procedures will be nominal.

Item 2. Changes in Securities

     In January 2003 all the optionees of VDL (except two who gave up their options) converted their options to shares of VDL and then transferred their shares to Voice Diary Options Limited Partnership ("VDO"). In January 2003, VDO exchanged its shares in VDL for 72,000 shares in the Company.

     On May 9, 2003 VDI issued 1,346,405 shares to Nathan Tarter for $66,667, and 673,202 shares to Ofer Yonach for $33,333. Messrs. Tarter and Yonach are the owners and directors of Nir Or. See the liquidity section regarding the method of payment for said shares.

     In May 2003, the stockholders gave unanimous written consent approving an amendment to the Company's Certificate of Incorporation to raise the number of authorized shares of the Class A Common Stock to 20,000,000. The Certificate of Amendment was filed with the state of Delaware on May 14, 2003.

     The Company intends to file a Registration Statement on Form SB-2 for the issuance of 2,400,000 shares of Class A Common Stock to be offered by the Company, and for the offering of 2,726,470 shares of Class A Common Stock by selling stockholders, for the registration of 1,000,000 shares of Class A Common Stock to be offered to employees and suppliers under a stock option plan and the registration of 1,618,885 shares of Class A Common Stock to be issued upon conversion of the Class B Common Stock.


Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

     In May 2003, the stockholders gave unanimous written consent approving an amendment to the Company's Certificate of Incorporation to raise the number of authorized shares of the Class A Common Stock to 20,000,000. The Certificate of Amendment was filed with the state of Delaware on May 14, 2003.

     In May, the stockholders also gave unanimous written consent to the adoption of the 2003 Stock Option Plan ("the Plan") for the grant of stock options and stock purchase rights to employees and to service providers and incentive stock options to employees. The maximum aggregate number of shares subject to the plan is 1,000,000 shares of common stock. The options are subject to the provisions of Section 102 of the Israeli Tax Ordinance, or Section 3(i) of the Ordinance, as applicable.

     In addition, the stockholders ratified by written consent an increase in the number of directors to two.

Item 5. Other Information

     In January 2003, the Company acquired an additional 73,241 shares of Voice Diary Ltd. in private transactions. The Company now holds 99.81% of Voice Diary Ltd.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          Listed below are reports on Form 8-K filed during the fiscal quarter ended March 30, 2003.

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  VOICE DIARY INC.
                                                  (Registrant)

Dated: May 14, 2003

                                                  /s/ Arie Hinkis
                                                  ---------------
                                                  Arie Hinkis
                                                  President, Chief Financial
                                                  Officer,Secretary and Director

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

Dated: May 14, 2003
                                                  /s/ Arie Hinkis
                                                  Arie Hinkis
                                                  President, Chief Financial
                                                  Officer, Secretary and
                                                  Director

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

Dated: May 14, 2003

                                                  /s/ Arie Hinkis
                                                  ---------------
                                                  Arie Hinkis
                                                  President,Chief Financial
                                                  Officer, Secretary and
                                                  Director