Form 10QSB
period 2003-06-30
VOICE DIARY INC
filed 2003-08-14
CIK 1173784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                Amendment No. to
                                   Form 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

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

                    Delaware                                73-1629948
         (State or other jurisdiction                     (IRS Employer
       of incorporation or organization)                Identification No.)

             200 Robbins Lane, P.O. Box 30, Jericho, New York 11753
                    (Address of principal executive offices)

                                 (516) 939-0400
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,171,430 Class A Common Shares; 2,400 Class B Common Shares, as of August 14, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

The unaudited financial statements of Voice Diary Inc. as of June 30, 2003 follow on the next page.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
             UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 30       December 31
                                                                         -----------     -----------
                                                                           2 0 0 3         2 0 0 2
                                                                         -----------     -----------
CURRENT ASSETS
--------------
Cash and cash equivalents                                                     $9,376         $13,019
Trade accounts receivable                                                     19,794           3,309
Other receivables and prepaid expenses                                        25,680          10,004
Inventory                                                                      9,344              --
                                                                         -----------     -----------
                                                                              64,194          26,332
FIXED ASSETS
------------
Equipment                                                                    142,552         142,552
Less: accumulated deprecation                                                109,300         104,959
                                                                         -----------     -----------
                                                                              33,252          37,593
                                                                         -----------     -----------
                                                                             $97,446         $63,925
                                                                         ===========     ===========

CURRENT LIABILITIES
-------------------
Short-term bank borrowings and current portion of long term debt             $81,541         $71,554
Trade accounts payable                                                        54,605          37,447
Accrued expenses                                                             241,946         220,886
Bridge loan                                                                   50,142          47,975
Other payables                                                               103,955         103,227
                                                                         -----------     -----------
                                                                             532,189         481,089
                                                                         -----------     -----------
LONG TERM LIABILITIES
---------------------
Long term loans from banks                                                    36,665          53,891
Liabilities for severance pay                                                  7,455           6,216
                                                                         -----------     -----------
                                                                              44,120          60,107
                                                                         -----------     -----------
SHAREHOLDERS' DEFICIENCY
------------------------
Common Stock:
   Shares of Class A Common Stock $0.01 par value
   (Authorized - 20,000,000  shares as of June 30, 2003 and
   10,000,000 shares as of December 31, 2002
   Issued and Outstanding - 2,726,470 shares as of June 30, 2003
   and 634,863 shares as of December 31, 2002)                                27,265           6,349
   Shares of Class B Common Stock $ 0.01 par value
   (Authorized - 10,000 shares, Issued and Outstanding - 2,400
   shares as of June 30, 2003 and December 31, 2002)                              24              24
Additional paid-in capital                                                 2,108,219       2,042,220
Deficit accumulated during the development stage                          (2,614,371)     (2,525,864)
                                                                         -----------     -----------
                                                                            (478,863)       (477,271)
                                                                         -----------     -----------
                                                                             $97,446         $63,925
                                                                         ===========     ===========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       Cumulative from
                                                                                                       October 1, 1993
                                                                                                          (date of
                                                                                                         commencement
                                             Three months ended               Six months ended          of operations)
                                                   June 30                         June 30                to June 30
                                         ---------------------------     ---------------------------     -----------
                                           2 0 0 3         2 0 0 2         2 0 0 3         2 0 0 2         2 0 0 3
                                         -----------     -----------     -----------     -----------     -----------
Revenues                                      $1,181          $8,473         $72,792         $15,992        $713,755

Cost of revenues                               2,994          15,443          40,054          30,653         621,296
                                         -----------     -----------     -----------     -----------     -----------
Gross profit (loss)                           (1,813)         (6,970)         32,738         (14,661)         92,459

Operating costs and expenses

Research and development expenses              9,501          39,970          13,806         107,720       1,128,500

Marketing, general and
  administrative expenses                     63,537          73,511          97,139         156,397       1,240,568
                                         -----------     -----------     -----------     -----------     -----------

Operating loss                               (74,851)       (120,451)        (78,207)       (278,778)     (2,276,609)

Financial expenses                            15,434          42,221          17,512         141,814         406,222

Financial income                                  --         (11,140)             --         (11,340)        (30,162)

Other income, net                                (96)             --          (7,212)             --         (38,298)
                                         -----------     -----------     -----------     -----------     -----------
Net loss for the period                     $(90,189)      $(151,532)       $(88,507)      $(409,252)    $(2,614,371)
                                         ===========     ===========     ===========     ===========     ===========

Earnings (loss) per share:
Basic and diluted                             $(0.04)         $(0.07)         $(0.04)         $(0.19)
                                         ===========     ===========     ===========     ===========

Weighted average number of
  shares used in computing
  basic and diluted loss per
  Share                                    2,554,835       2,153,372       2,467,817       2,153,372
                                         ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Cumulative from
                                                                                             October 1, 1993
                                                                                                 (date of
                                                                                               commencement
                                                                    Six months ended          of operations)
                                                                        June 30                to June 30
                                                               ---------------------------     -----------
                                                                 2 0 0 3         2 0 0 2         2 0 0 3
                                                               -----------     -----------     -----------
CASH FLOWS -  OPERATING ACTIVITIES
Net loss for the period                                           $(88,507)      $(409,252)    $(2,614,371)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities (Appendix A)             38,251          16,235         982,412
                                                               -----------     -----------     -----------
Net cash used in operating activities                              (50,256)       (393,017)     (1,631,959)
                                                               -----------     -----------     -----------

CASH FLOWS -
INVESTING ACTIVITIES
Proceeds from sale of fixed assets                                      --              --           2,503
Purchase of fixed assets                                                --         (32,541)       (156,239)
                                                               -----------     -----------     -----------
Net cash used in investing activities                                   --         (32,541)       (153,736)
                                                               -----------     -----------     -----------

CASH FLOWS - FINANCING ACTIVITIES
Repayment of long-term loans                                       (16,521)        (10,104)       (110,026)
Proceeds from long-term loans                                           --              --         210,858
Short-term bank credit, net                                          7,052             899          19,150
Short-term loans from Related Party                                     --         291,617         649,289
Bridge loan, net                                                     2,167              --          50,142
Issuance of shares                                                  53,915          65,177         975,658
                                                               -----------     -----------     -----------
Net cash provided by financing activities                           46,613         347,589       1,795,071
                                                               -----------     -----------     -----------
Increase (decrease) in cash and cash equivalents                    (3,643)        (77,969)          9,376

Cash and cash equivalents - beginning of period                     13,019         117,805              --
                                                               -----------     -----------     -----------
Cash and cash equivalents - end of period                           $9,376         $39,836          $9,376
                                                               ===========     ===========     ===========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative from
                                                                                                     October 1, 1993
                                                                                                        (date of
                                                                                                      commencement
                                                                        Three months ended            of operations)
                                                                              March 31                 to March 31
                                                                    -----------------------------     ------------
                                                                       2 0 0 3          2 0 0 2          2 0 0 3
                                                                    ------------     ------------     ------------
Appendix A -
------------
  Adjustments to reconcile loss to net
  cash from operating activities

Income and expense items not
  involving cash flows:
Depreciation and amortization                                             $4,341           $3,325         $122,212
Exchange-rate (gain) loss                                                  2,230           (3,155)          (1,776)
Liabilities for severance pay                                              1,239            4,412            7,455
Gain on sale of fixed assets                                                  --               --           (1,728)
Non-cash compensation expenses                                                --           98,249          477,561
                                                                    ------------     ------------     ------------
                                                                           7,810          102,831          603,724

Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable                         (16,485)          41,662          (19,794)
Decrease (increase) in receivables and other current assets              (15,676)          14,500          (25,680)
Increase in inventories                                                   (9,344)              --           (9,344)
Increase (decrease) in trade accounts payable                             17,158         (165,204)          54,605
Increase in payables and other current liabilities                        54,788           22,446          378,901
                                                                    ------------     ------------     ------------
                                                                          30,441          (86,596)         378,688
                                                                    ------------     ------------     ------------
                                                                         $38,251          $16,235         $982,412
                                                                    ============     ============     ============
Appendix B -
------------
Non cash transactions
Waiver of loan by principal
  shareholder  in exchange for
  rights to royalties                                                      $  --         $649,289         $649,289
                                                                    ============     ============     ============
Waiver of management fees
  by CEO and shareholder                                                 $33,000            $  --          $33,000
                                                                    ============     ============     ============
Supplemental disclosure of cash flow
  information:
Cash paid during the period for:
Interest                                                                  $2,181           $6,409         $142,187
                                                                    ============     ============     ============

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL
----------------

     1.   BASIS OF PRESENTATION

          Voice Diary Inc. ("the Company") was incorporated in the State of Delaware on February 26, 2002. In June 2002, the Company acquired approximately 99.8% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("the Subsidiary"), through an exchange of shares of the Company with former shareholders of the Subsidiary. Under generally accepted accounting principles, the transaction was
          accounted   for  as  a   reorganization   under  common   control  and
          accordingly, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the Subsidiary for all periods from inception of the Subsidiary. The Subsidiary began its operations in 1993 and has been in the development stage since then.

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these interim consolidated financial statements do not include all of the information required by GAAP for complete financial statements. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes there to, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

     2. In May 2003, the Company filed a registration statement with the Securities Exchange Commission to register 2,400,000 shares of Class A Common Stock to be offered by the Company, and for the offering of 2,726,470 shares of Class A Common Stock by selling stockholders, for the registration of 1,000,000 shares of Class A Common Stock to be offered to employees and suppliers under a stock option plan and the registration of 1,618,885 shares of Class A Common Stock to be issued upon conversion of the Class B Common Stock, the shares to be offered to the public at a price of $1.25. The SEC granted effectiveness in
          June 2003 and the Company has been granted effectiveness in Connecticut, Illinois and New York to date.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN
----------------------

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of June 30, 2003 of $2,614,371 and working capital deficit as of June 30, 2003 of $467,995 raise substantial doubt about its ability to continue as a going concern.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

     1. In January 2003, FIN 46 "Consolidation of Variable Interest Entities" was issued. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", which addresses consolidation by enterprises of variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date, with respect to variable interest entities, if any, in which the Company holds a variable interest acquired before February 1, 2003. The guidance in FIN 46 will be in effect for the Company's financial statements beginning July 1, 2003. Management does not expect that adoption of FIN 46 will have material impact on its financial statements.

     2. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 on July 1, 2003 will have a significant impact on its financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

          In July 2003, The Company issued 444,960 shares of Class A common stock to new shareholder in consideration for $22,032. The financial statements as of June 30, 2003 include a $12,000 bridge loan from the new shareholder, which was assigned, subsequent to the balance sheet date, to that shareholder for use as partial offset of the $22,032 consideration. The balance was paid subsequent to the balance sheet date.

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

     We were incorporated in Delaware in February 2002. To date we acquired almost 100% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("VDL"), through a purchase of shares from the former stockholder of VDL and an exchange of shares of VDI with former stockholders of VDL, including option holders. VDL began operations in October 1993 and has been in the development stage.

     Under generally accepted accounting principles the transaction was accounted for as a reorganization under common control. The financial statements represent the consolidated financial position for the six months ending on June 30, 2003, and the year ended on December 31, 2002; and the operating results for the three and six month periods ending on June 30, 2003 and 2002, and the cumulative results for the period from the inception of VDL until June 30, 2003; and cash flows for the three and six month periods ending on June 30, 2003 and 2002 and the cumulative results for the period from inception of the subsidiary until June 30, 2003.

     In May 2003 we filed a registration statement with the Securities Exchange Commission to register the following shares: 2,400,000 shares of Class A common stock to be offered to the public at a price of $1.25, 2,726,470 shares of Class A common stock to be offered by selling shareholders, 1,000,000 shares of Class A common stock pursuant to a stock option plan for employees and suppliers, and 1,618,885 shares of Class A common stock to be issued upon the conversion of the Class B common stock . The SEC granted effectiveness in June 2003 and we have been granted effectiveness in Connecticut, Illinois and New York to date. Prior to this offering we used three sources of funding: investments made by shareholders and third parties in shares and shareholders loans; grants for R&D made by the Office of the Chief Scientist of the Ministry of Industry and Trade in Israel (the "Chief Scientist"); and revenues from product sales. To date we received about $1.7 million from investors; from the Chief Scientist we received about $0.7 million; and from sales we received about $0.62 million. All of the funds from the Chief Scientist and about $0.8 million from investors were received during the years 1993-1998.

     We started marketing in November 1997 and during the period from November 1997 to June 2001 we accumulated revenues from sales of about $0.45 million. In January 2000 we began a relationship with Aryt Industries Ltd ("Aryt"). From January 2000 to March 2002 Aryt assisted us with loans aggregating approximately $0.65 million and Aryt became our main shareholder. In December 2001 we renewed our manufacturing and marketing activities and introduced the IMP. In the year ended December 31, 2002, we had revenues from sales of about $34,000; we had revenues of $72,792 for the six months and $1,181 for the three months ended June 30, 2003.

     Aryt's financial situation suffered a downturn, and in June 2002 we agreed with Aryt to transfer all of Aryt's shares of VDL to VDI for $1.00 and the loans and to extinguish all other debts payable by VDL to Aryt and its subsidiary Reshef Technologies Ltd ("Reshef").

     The first batch of the IMP consisted of 1,000 units manufactured by Reshef. The batch was sold during December 2001 and early 2002. We then entered an arrangement with Reshef to manufacture another batch of 2,200 units in four runs of 550 units each during 2002 and 2003. The manufacturing of each run starts only after we pay for the previous run and after we initiate its start. We made no commitment to execute the manufacturing of any of the runs nor did Reshef commit to manufacture the runs for us. There is no written agreement between us and Reshef. For each run we pay Reshef approximately $60 per unit upon receiving the units produced.

     To prepare for the manufacturing of the IMP Reshef bought in early 2002 an inventory of most of the components necessary for the production of the 2,200 units plus approximately 14,000 pieces of two main components of the IMP that have become obsolete. We have no commitment to purchase the components from Reshef and Reshef has no commitment to provide us with these components. The obsolete components will not be used in the design of our future products. Thus, we will not be able to manufacture more than 14,000 IMP units in addition to the 2,200 we planned to manufacture in 2002 and 2003. Since we do not believe that the market potential of the IMP is larger than very few thousand units, we do not regard this limit to be very material.

     The first run of the IMP manufacturing was completed in January 2003 and most of the units produced in this run were sold during the first quarter of 2003. However, because of our cash flow problems we failed to fully pay Reshef for the manufactured units. See Part II Item 1 regarding possible legal proceedings that we may have with Reshef for this reason.

     The second run was due to commence during the third quarter of 2003. However, in February 2003 Reshef closed its manufacturing plant laying off all the plant's employees. The inventory Reshef holds for the manufacturing of our product is held at the plant that was closed down. Thus it is possible that Reshef will not be able to provide us with components for the next manufacturing runs of our products. Since the obsolete components that are held by Reshef are not available elsewhere, there is the risk that we will not be able to manufacture the IMP in its present design. Our ability to redesign the unit around generally available components is not assured since we do not have at present the funds necessary to carry out such an undertaking.

     We are negotiating to win a major contract for a new voice PDA that will combine cellular phone for a Tele-Home-Care application. Based on this product we will develop a new Cellular Voice PDA for the visually impaired. We will attempt to acquire another business with stable cash flow to supplement ours.

     In July 2003 we received an investment of $22,032 through a Regulation S offering. We expect to receive similar investments in the coming quarter. This capital infusion should sustain our operation until December 2003. If we do not get the additional capital infusion, we will need to further restrict or cease activities.

     Our success in raising money through a public offering will determine our ability to implement our acquisition plan and bring to the market the next generation of our products.

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

Revenue recognition
-------------------

     The Company's revenues are currently derived solely from a low volume of consumer product sales at standard terms which are recognized, in accordance with generally accepted accounting principles, upon shipment of the products to the customer provided that persuasive evidence of an arrangement exists, title has transferred, the price is fixed, collection of resulting receivables is probable and there are no remaining significant obligations.

Development stage enterprise and going concern issue
----------------------------------------------------

     The Company is in the development stage and has not generated significant revenues. The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at June 30, 2003 of $2,614,371 and a working capital deficit at June 30, 2003 of $467,985 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations which are contingent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 Compared to Six Months ended June 30, 2002
-------------------------------------------------------------------------

     Our revenues increased from $15,992 to $72,792 in the six months ended June 30, 2003 over the six months period ended June 30, 2002 due to second round of sales of the IMP to our distributors who have emptied their inventory purchased in December 2001.

     Our gross profit in this period was 45%. In the same period in 2002 our gross loss was 92%. Our gross profit was a result of the increased sales.

     Research and development expenses in the first six months of 2003 were approximately $13,800, down by $94,000 from the same period in 2002. In early 2002 we were working to solve problems discovered after launching the IMP. In mid 2002 we downsized our team due to fact that we were stopping research and development to cut costs. We practically eliminated our research and development team in the second quarter of 2003.

     Marketing, general & administrative expenses decreased in this period by $59,000 (approximately 38%) compared to the same period in 2002, due to decreased marketing activity as we downsized because of our financial situation.

     Our financial expenses in the six months ended June 30, 2003, compared to the six months ended June 30, 2002 decreased by approximately 88% to $17,512. The previous year included special expenses related to an allocation of a credit line by a related party.

     Our loss in the first two quarters of 2003 was $88,507 compared to a loss $409,252 in the same period of 2002. The loss in the recent period was a result of the sharp decrease in sales in Q2 2003, from $71,000 in Q1 to $1,181. The loss in the compared period was a result of increased operations costs due to the introduction of the IMP and special allocations due to our separation from Aryt.


Three Months Ended June 30, 2003 Compared to Three Months ended June 30, 2002
-----------------------------------------------------------------------------

     Our revenues decreased from $8,473 to $1,181 in the three months ended June 30, 2003 (Q2 2003) over the three months period ended June 30, 2002 (Q2 2002) due to the decrease in sales of the IMP.

     Our gross loss in Q2 2003 was 153%. In Q2 2002 our gross loss was 82%. Our gross loss was a result of the decrease in sales.

     Research and development expenses in Q2 2003 were approximately $9,500, down by $30,400 from Q2 2002, approximately 76%. In early 2002 we were focused on solving problems discovered after launching the IMP, however we practically eliminated our research and development team by the second quarter of 2003.

     Marketing, general & administrative expenses decreased in Q2 2003 by $10,000 (approximately 14%) compared to the same period in 2002, due to decreased marketing activity as we downsized because of our financial situation.

     Our financial expenses in Q2 2003 compared to Q2 2002 decreased by 63% to $15,434.

     Our loss in Q2 2003 was $90,189 compared to a loss $151,532 in Q2 2002. The loss in Q2 2003 was a result of the decrease in sales. The loss in the compared period was a result of increased operations costs due to the introduction of the IMP and special allocations due to our separation from Aryt.


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

     For the six months ended on June 30, 2003 and 2002, the Company used approximately $50,256 and $393,017 cash flow from operating activities. At June 30, 2003, the Company had total current assets of $64,194 compared to total current assets of $26,332 at December 31, 2002. The Company had working capital deficits of $467,995 and $454,757 at June 30, 2003 and December 31, 2002,
respectively. Net stockholders' deficiency in the Company was $478,863 as of June 30, 2003, and $477,271 as of December 31, 2002. We plan to meet our obligations by entering into installment arrangements, by arrangements deferring payments until future financing is obtained or by settlements with creditors.

     Our ability to finance the manufacturing of our products was met mostly by the arrangement we made with Reshef. We have an arrangement with our distributors that payments for shipments are made in two or three equal installments, with the first being made in advance and other installments made three months apart. This arrangement should have enabled us to pay for manufacturing. However, since our ability to rely on Reshef as our manufacturer has been jeopardized as explained above, we may be unable to continue to manufacture the IMP.

     Since our disengagement from Aryt has severed our main source of financing in recent years, we have taken several steps to reduce expenses. We have reduced the number of our employees from 10 to 1. We recently received an investment of $22,032 through a Regulation S offering. We expect to receive similar investments in the coming quarter. This capital infusion should sustain our operation until December 2003. This sum includes the expenses for marketing the offering. We are in advanced negotiations with a group of investors to provide us with these funds. If these negotiations fail we will most likely not be able to continue operating. We have no assurance that we will be able to raise the necessary funds to keep on going. Because of our strict budget we had to delay payments of salaries since March 2003.

     Since July 1, 2002 we have obtained an aggregate of approximately $100,000 in bridge loan financing from an Israeli company called Nir Or Israel Ltd ("Nir Or") which is a developer and manufacturer of electronic systems for defense applications. On May 9, 2003 the loan was turned into paid in capital for shares allocated to the owners of Nir Or. On September 1, 2002, after we started receiving loans from Nir Or, Mr. Arie Hinkis, a director and Chief Executive Officer of our company also became Vice President of Nir Or for Finance, Human Resources and Business Development. Since January 2003 his salary was paid directly by Nir Or. Before that Nir Or paid us for Mr. Hinkis' services. Mr. Hinkis stopped providing services to Nir-Or on July 9, 2003. Nevertheless, Nir-Or is still providing Mr. Hinkis with a corporate car plus the car's maintenance expenses. Nir-Or is also providing us with bookkeeping services. Nir Or is invoicing us for said services.

     We are committed to pay royalties on sales of the IMP to two parties at the following annual rates:

To the Chief Scientist - 3.5% until payment of about $640,000;
To Aryt - 10% for 3 years or until the payment of an aggregate of $250,000; thereafter, 6% of sales for two years or until the payment of an aggregate of $500,000; and thereafter 1% of sales for two more years or until the payment of an aggregate of $751,000.
Both commitments are commitments of VDL and are based on its sales. These commitments place a heavy burden on VDL's cash flow.

Capital Resources
-----------------

     In May 2003 we filed a registration statement with the Securities Exchange Commission to register 2,400,000 shares of common stock to be offered to the public at a price of $1.25 per share. We have not commenced public sales to date. We have significant debt to service and royalty commitments, as discussed above and herein. To meet these obligations, to finance our negative cash flow from operations and to provide for the development of new models in the Voice

Diary line, we are seeking to raise money through the sale of our equity in public and offshore private transactions. If we will not be able to raise money through the sales of our equity, we are facing the risk of being unable to continue our operations.

     In August 2001 we received a loan in the amount of approximately $102,000 from the Bank for the Development of Industry in Israel Ltd. ("BDII"). The loan is payable in 36 equal monthly payments of $2,800 starting in September 2002. The loan bears interest at the rate of Libor plus 4% per annum paid monthly. BDII holds a lien on substantially all the assets of VDL. We are now in default on eight payments. We will enter into negotiations with the bank to settle the loan for about 50% of the debt if we will raise sufficient amount of money to execute this possibility. BDII, which is controlled by the government of Israel, has recently stopped regular operation due to severe losses.

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

     VDL has a debt of approximately $20,000 to the Israeli Tax and National Social Security Authorities for withholding tax collected from employees that we failed to transfer to the Tax Authority. Our CEO was summoned for interrogation to the Tax Authority and he may face criminal charges. The Tax Authority placed a lien on monies entitled to VDL in our bank.

     With our existing means we cannot sustain our operation any longer than one month. To sustain our operation until December 2003 we need $100,000. This sum includes the expenses for marketing the offering. We are in advanced negotiations with a group of investors to provide us with these funds. If these negotiations fail we will most likely not be able to continue operating.


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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no changes in legal proceedings since the information presented in our Form 10QSB for the period ended March 30, 2003.


Item 2. Changes in Securities

     In July 2003 a private investor purchased 444,960 shares of Class A common stock for consideration of $22,032 pursuant to Regulation S under the Securities Act of 1933, as amended.

     In May 2003 we filed a registration statement with the Securities Exchange Commission to register: 2,400,000 shares of Class A common stock to be offered to the public at a price of $1.25, 2,726,470 shares of Class A common stock to be offered by selling shareholders, 1,000,000 shares of Class A common stock pursuant to a stock  option plan for  employees  and  suppliers,  and  1,618,885 shares of Class A common stock to be issued upon the conversion of the Class B common stock.


Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          None.

     (b) Reports on Form 8-K

          Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2003.

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             VOICE DIARY INC.
                                             (Registrant)

Dated:  August 14, 2003
                                             /s/ Arie Hinkis
                                             ---------------
                                             Arie Hinkis
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

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

Dated: August 14, 2003
                                              /s/ Arie Hinkis
                                              ---------------
                                              Arie Hinkis
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

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

Dated:  August 14, 2003
                                              /s/ Arie Hinkis
                                              ---------------
                                              Arie Hinkis
                                              President, Chief Executive Officer
                                              and Chief Financial Officer