Form 10QSB
period 2003-09-30
VOICE DIARY INC
filed 2003-11-14
CIK 1173784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission file number 000-50029

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 5,130,894 Class A Common Shares; 2,400 Class B Common Shares, as of November 12, 2003.

Transitional Small Business Disclosure Format (check one):  Yes  [  ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
             UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30        DECEMBER 31
                                                                                    ------------        -----------
                                                                                      2 0 0 3             2 0 0 2
                                                                                    ------------        -----------
CURRENT ASSETS
Cash and cash equivalents                                                             $ 17,045            $ 13,019
Trade accounts receivable                                                               17,720               3,309
Other receivables and prepaid expenses                                                  45,213              10,004
Inventory                                                                                8,627                   -
                                                                                     ---------            --------
                                                                                        88,605              26,332
                                                                                     ---------            --------

FIXED ASSETS
Equipment                                                                              142,552             142,552
Less: accumulated deprecation                                                          111,472             104,959
                                                                                     ---------            --------
                                                                                        31,080              37,593
                                                                                     ---------            --------

                                                                                     ---------            --------
                                                                                     $ 119,685            $ 63,925
                                                                                     =========            ========

CURRENT LIABILITIES
Short - term bank borrowings and current portion of long term debt                      88,655              71,554
Trade accounts payable                                                                  49,315              37,447
Accrued expenses                                                                       255,590             220,886
Bridge loan                                                                             13,324              47,975
Other payables                                                                         101,237             103,227
                                                                                     ---------            --------
                                                                                       508,121             481,089

LONG TERM LIABILITIES
Long term loans from banks                                                              36,663              53,891
Liabilities for severance pay                                                            7,215               6,216
                                                                                     ---------            --------
                                                                                        43,878              60,107
                                                                                     ---------            --------

SHAREHOLDERS' DEFICIENCY
Common Stock:
  Shares of Class A Common Stock $0.01 par value
    (Authorized - 20,000,000 shares as of September 30, 2003 and
    10,000,000 shares as of December 31, 2002
  Issued and Outstanding - 5,130,894 shares as of September 30, 2003
    and 634,863 shares as of December 31, 2002)                                         51,310               6,349
  Shares of Class B Common Stock $ 0.01 par value
    (Authorized - 10,000 shares, Issued and Outstanding - 2,400
    shares as of September 30, 2003 and December 31, 2002)                                  24                  24
Additional paid - in capital                                                         2,184,060           2,042,220
Subscriptions receivable                                                                (3,848)                  -
Deficit accumulated during the development stage                                    (2,663,860)         (2,525,864)
                                                                                     ---------            --------
                                                                                      (432,314)           (477,271)
                                                                                     ---------            --------

                                                                                     ---------            --------
                                                                                     $ 119,685            $ 63,925
                                                                                     =========            ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                                                                                                          CUMULATIVE FROM
                                                                                                       OCTOBER 1, 1993 (DATE
                                                                                                         OF COMMENCEMENT OF
                                                   THREE MONTHS ENDED          NINE MONTHS ENDED           OPERATIONS) TO
                                                      SEPTEMBER 30                SEPTEMBER 30              SEPTEMBER 30
                                                 ----------------------       -----------------------  ----------------------
                                                 2 0 0 3       2 0 0 2       2 0 0 3       2 0 0 2            2 0 0 3
                                                 --------      --------       ---------     ---------  ----------------------

REVENUES                                          $ 4,102      $ 15,504        $ 76,894      $ 31,496           $ 717,857

  Cost of revenues                                  1,396        19,458          41,450        50,111             622,692
                                                 --------      --------       ---------     ---------        ------------

  GROSS PROFIT (LOSS)                               2,706        (3,954)         35,444       (18,615)             95,165

  OPERATING COSTS AND EXPENSES

  RESEARCH AND DEVELOPMENT EXPENSES                     -        27,134          12,554       134,854           1,128,500

  Marketing, general and
    administrative expenses                        38,524        44,874         136,915       201,271           1,279,092
                                                 --------      --------       ---------     ---------        ------------

OPERATING LOSS                                    (35,818)      (75,962)       (114,025)     (354,740)         (2,312,427)

Financial expenses                                 14,061         6,363          31,573       147,754             420,283

Financial income                                        -             -               -       (10,917)            (30,162)

Other income, net                                    (390)            -          (7,602)            -             (38,688)
                                                 --------      --------       ---------     ---------        ------------

NET LOSS FOR THE PERIOD                          $(49,489)     $(82,325)      $(137,996)    $(491,577)       $ (2,663,860)
                                                 ========      ========       =========     =========        ============

EARNINGS (LOSS) PER SHARE:
Basic and diluted                                 $ (0.01)      $ (0.13)        $ (0.05)      $ (0.77)
                                                 ========      ========       =========     =========

 Weighted average number of shares
   used in computing basic and
   diluted loss per share                       3,527,945      637,263       2,598,343       637,263
                                                =========      =======       =========       =======


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
           UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS

                                                                                                      CUMULATIVE FROM
                                                                                                   OCTOBER 1, 1993 (DATE
                                                                                                     OF COMMENCEMENT OF
                                                                                                       OPERATIONS) TO
                                                                  NINE MONTHS ENDED SEPTEMBER 30        SEPTEMBER 30
                                                                  ------------------------------        ------------
                                                                    2 0 0 3          2 0 0 2              2 0 0 3
                                                                  ----------       -------------        ------------

CASH FLOWS - OPERATING ACTIVITIES
Net loss for the period                                              $(137,996)      $(491,577)          $(2,663,860)
Adjustments to reconcile net loss
  to net cash used in operating activities
  (Appendix A)                                                          53,145          44,358               997,360
                                                                     ---------       ---------           -----------
Net cash used in operating activities                                  (84,851)       (447,219)           (1,666,500)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from sale of fixed assets                                           -               -                 2,503
Purchase of fixed assets                                                     -         (32,541)             (156,239)
                                                                     ---------       ---------           -----------
Net cash used in investing activities                                        -         (32,541)             (153,736)
                                                                     ---------       ---------           -----------

CASH FLOWS - FINANCING ACTIVITIES
Repayment of long - term loans                                         (17,410)        (16,189)             (110,915)
Proceeds from long - term loans                                              -               -               210,858
Short - term bank credit, net                                            7,318           2,952                19,362
Short - term loans from Related Party                                        -         291,617               649,289
Bridge loan, net                                                       (34,651)         35,000                13,324
Issuance of shares                                                     133,620          65,177             1,055,363
                                                                     ---------       ---------           -----------
Net cash provided by financing activities                               88,877         378,557             1,837,281
                                                                     ---------       ---------           -----------

Increase (decrease) in cash and cash equivalents                         4,026        (101,203)               17,045

Cash and cash equivalents - beginning of period                         13,019         117,805                     -
                                                                     ---------       ---------           -----------
Cash and cash equivalents - end of period                             $ 17,045        $ 16,602              $ 17,045
                                                                     =========       =========           ===========



     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
           UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS


                                                                                                      CUMULATIVE FROM
                                                                                                   OCTOBER 1, 1993 (DATE
                                                                                                     OF COMMENCEMENT OF
                                                                                                       OPERATIONS) TO
                                                                  NINE MONTHS ENDED SEPTEMBER 30        SEPTEMBER 30
                                                                  ------------------------------        ------------
                                                                    2 0 0 3          2 0 0 2              2 0 0 3
                                                                  ----------       -------------        ------------
APPENDIX A -
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH FROM OPERATING ACTIVITIES

   INCOME AND EXPENSE ITEMS NOT
     INVOLVING CASH FLOWS:
   Depreciation and amortization                                       $ 6,513       $ 5,751             $ 124,384
   Exchange - rate loss                                                  9,965         2,319                 6,013
   Liabilities for severance pay                                           999         4,412                 7,215
   Gain on sale of fixed assets                                              -             -                (1,728)
   Non-cash compensation expenses                                        1,000        98,249               478,561
                                                                      --------      --------             ---------
                                                                        18,477       110,731               614,445
                                                                      --------      --------             ---------

   CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Decrease (increase) in trade accounts receivable                    (14,411)       56,697               (17,720)
   Decrease (increase) in receivables and other current assets         (20,209)       16,778               (30,213)
   Increase in inventories                                              (8,627)            -                (8,627)
   Increase (decrease) in trade accounts payable                        11,868      (175,459)               49,315
   Increase in payables and other current liabilities                   66,047        35,611               390,160
                                                                      --------      --------             ---------
                                                                        34,668       (66,373)              382,915
                                                                      --------      --------             ---------

                                                                      --------      --------             ---------
                                                                      $ 53,145      $ 44,358             $ 997,360
                                                                      ========      ========             =========
APPENDIX B -
NON CASH TRANSACTIONS
   Waiver of loan by principal shareholder in exchange
     for rights to royalties                                          $     --      $649,289             $ 649,289
                                                                      ========      ========             =========

   Waiver of management fees by CEO and shareholder                   $ 33,333      $    --               $ 33,333
                                                                      ========      ========             =========

   Subscription receivable                                            $  3,848      $    --                $ 3,848
                                                                      ========      ========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid during the period for:
   Interest                                                           $  2,526       $ 9,341             $ 142,532
                                                                      ========      ========             =========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

          1. On August 18, 2003, the Company signed an agreement with Natali Ltd (the company for emergency medical services in Israel) ("Natali"). The Company will manufacture for Natali 50,000 units (the number can be reduced by Natali to 10,000) of a GSM cellular phone that has an integrated EKG (ECG) device ("Cardio GSM").

              The CardioGSM is based on the Company's proprietary Voice User Interface software. Through the development of the CardioGSM the Company gains entrance to a new market and enhances its core technology of developing Voice PDAs with knowledge on cellular phone integration.

              In addition. Natali purchased 384,817 Class A Common Stock of the Company for a total of $3,848 to be paid on August 19, 2006. That amount to be paid was presented in shareholders' deficiency as subscriptions receivable.

          2.  BASIS OF PRESENTATION

              Voice Diary Inc. ("the Company") was incorporated in the State of Delaware on February 26, 2002. In June 2002, the Company acquired approximately 99.8% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("the Subsidiary"), through an exchange of shares of the Company with former shareholders of the Subsidiary. Under generally accepted accounting principles, the transaction was accounted for as a re-organization under common control and accordingly, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the Subsidiary for all periods from inception of the Subsidiary. The Subsidiary began its operations in 1993 and has been in the development stage since then.

              The accompanying un-audited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these interim consolidated financial statements do not include all of the information required by GAAP for complete financial statements. Management believes that the accompanying un-audited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These un-audited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          3. In May 2003, the Company filed a registration statement with the Securities Exchange Commission to register 2,400,000 shares of Class A Common Stock to be offered by the Company, and for the offering of 2,726,470 shares of Class A Common Stock by selling stockholders, for the registration of 1,000,000 shares of Class A Common Stock to be offered to employees and suppliers under a stock option plan and the registration of 1,618,885 shares of Class A Common Stock to be issued upon conversion of the Class B Common Stock, the shares to be offered to the public at a price of $1.25. The SEC granted effectiveness in June 2003 and the Company has been granted effectiveness in Connecticut, Illinois and New York to date.

NOTE 2 -      GOING CONCERN

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of September 30, 2003 of $2,663,860 and working capital deficit as of September 30, 2003 of $419,516 raise substantial doubt about its ability to continue as a going concern.

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

NOTE 3 -      RECENT ACCOUNTING PRONOUNCEMENTS
              In January 2003, FIN 46 "Consolidation of Variable Interest Entities" was issued. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", which addresses consolidation by enterprises of variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date, with respect to variable interest entities, if any, in which the Company holds a variable interest acquired before February 1, 2003. The guidance in FIN 46 is in effect for the Company's financial statements beginning July 1, 2003. The adoption of FIN 46 did not have a material impact on the interim financial statements.

Item 2. Management's Discussion and Analysis

         This quarterly report on Form 10-QSB includes forward-looking statements. These statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:
1) our ability to successfully manufacture and deliver the CardioGSM to Natali Ltd. on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies that provide emergency homecare services to cardiac patients; 3) our ability to continue to develop and market the IMP; 4) our ability to raise sufficient capital in order to effectuate our business plan; and 5) our ability to retain our key executives.

         We continue to develop and market a line of personal digital assistants ("PDAs") which have a voice user interface and provide to the user a full range of personal information management, including a talking diary, telephone book, daily pad and other advanced features. The voice user interface was designed to enable the visually impaired to use PDA technology by removing obstacles to use inherent in conventional display-based products. Our latest model is called the IMP and it was released in December 2001.

         On August 18, 2003, the Company signed an agreement with Natali Ltd (the company for emergency medical services in Israel) ("Natali"). The Company will manufacture for Natali 50,000 units (the number can be reduced by Natali to 10,000) of a GSM cellular phone that has an integrated EKG (ECG) device ("Cardio GSM").

         The CardioGSM is based on the Company's proprietary Voice User Interface software. Through the development of the CardioGSM the Company gains entrance to a new market and enhances its core technology of developing Voice PDAs with knowledge on cellular phone integration.

         The CardioGSM will permit cardiac patients that are subscribers to Natali's services, to take their own EKG wherever they are and transmit the results via the cellular phone to Natali's emergency center for Doctor's evaluation. The CardioGSM will also operate as a regular cellular phone. The price to be paid by Natali for the CardioGSM will be $300 or cost+20%, whichever is higher. However, if the price exceeds $350, Natali can cancel the order. Natali can also cancel the order if a third party claims that the CardioGSM infringes that third party's patents.

Development stage enterprise and going concern issue
        The Company is in the development stage and has not generated significant revenues. The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at September 30, 2003 of $2,663,860 and a working capital deficit at September 30, 2003 of $419,516 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations which are contingent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2003 Compared to Nine Months ended
September 30, 2002
         Our revenues increased from $31,496 to $76,894 in the nine months ended September 30, 2003 over the nine months period ended September 30, 2002 due to the increase in the sales of the IMP in the first quarter of 2003 as our distributors restocked their inventory.

         Our gross profit in this period was 46% In the same period in 2002 our gross loss was 59%. Our improved gross profit was a result of the decrease in operations expenses.

         Research and development expenses in the first nine months of 2003 were $12,554 down by $122,300 from the same period in 2002. In early 2002 our research and development expenses were increased to address deficiencies in the IMP. In mid 2002 we reduced our research and development effort in order to reduce expenses. We eliminated our research and development team in the second quarter of 2003.

         Marketing, general and administrative expenses decreased in this period by $64,356 (approximately 32%) compared to the same period in 2002, due to decreased marketing activity in an effort to reduce expenses.

         Our financial expenses in the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002 decreased by approximately 78% to $31,573. The previous year included special expenses related to an allocation of a credit line by a related party.

         Our loss in the first three quarters of 2003 was $137,996 compared to a loss $491,577 in the same period of 2002. The loss in the recent period was a result of the sharp decrease in sales in Q2 and Q3 of 2003, from $71,000 in Q1 to $1,181 in Q2 and $4,102 in Q3. The loss in the compared period was a result of increased operations costs due to the introduction of the IMP and special allocations due to our separation from Aryt.


Three Months Ended September 30, 2003 Compared to Three Months ended September 30, 2002

         Our revenues decreased from $15,504 to $4,102 in the three months ended September 30, 2003 (Q3 2003) over the three months period ended September 30, 2002 (Q3 2002) due to the decrease in sales of the IMP, which we stopped manufacturing because of lack of necessary funds to continue production and support marketing

         Our gross profit in Q3 2003 was 65%. In Q3 2002 our gross loss was 26%. Our gross profit was a result of the decrease in our operating expenses, part of our effort to generally reduce expenses.

         We had no research and development expenses in Q3 2003 compared to $27,134 in Q3 2002. In early 2002 we were focused on solving problems discovered after launching the IMP, however, we eliminated our research and development team by the second quarter of 2003 in an effort to reduce expenses.

         Marketing, general and administrative expenses decreased in Q3 2003 by $6,350 (approximately 14%) compared to the same period in 2002, due to decreased marketing activity in an effort to reduce expenses.

         Our financial expenses in Q3 2003 compared to Q3 2002 increased by 121% to $14,061.

         Our loss in Q3 2003 was $49,489 compared to a loss $82,325 in Q3 2002. The loss in Q3 2003 was a result of the decrease in sales. The loss in the compared period was a result of increased operations costs due to the introduction of the IMP and special allocations due to our separation from Aryt.


 Liquidity
         We  have  limited  financial  resources  to  continue  our  operations.
Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. Our independent certified public accountants, stated in its report on our financial statements as of December 31, 2002, that our recurring losses from operations, negative working capital and shareholders' deficiency raise substantial doubt about our ability to continue as a going concern.

         For the nine months ended on September 30, 2003 and 2002, the Company used $84,851 and $447,219 cash flow from operating activities. At September 30, 2003, the Company had total current assets of $88,605 compared to total current assets of $26,332 at December 31, 2002. The Company had working capital deficits of $419,516 and $454,757 at September 30, 2003 and December 31, 2002,
respectively. Net stockholders' deficiency in the Company was $432,314 as of September 30, 2003, and $477,271 as of December 31, 2002. We plan to meet our obligations by entering into installment arrangements, by arrangements deferring payments until future financing is obtained or by settlements with creditors.

         Our ability to finance the manufacturing of our products was met mostly by the arrangement we made with Reshef Technologies Ltd ("Reshef"). We have an arrangement with our distributors that payments for shipments are made in two or three equal installments, with the first being made in advance and other installments made three months apart. This arrangement should have enabled us to pay for manufacturing. However, since our ability to rely on Reshef as our manufacturer has been jeopardized we may be unable to continue to manufacture the IMP.

         Since our disengagement from Aryt has severed our main source of financing in recent years, we have taken several steps to reduce expenses. We have reduced the number of our employees from 10 to 3. We recently received an investment of $100,000 through a Regulation S offering. This capital infusion is used to finance the costs associated with marketing our offering and should sustain our operation until December 2003. We have no assurance that we will be able to raise the necessary funds to keep on going. Because of our strict budget we had to delay payments of salaries since March 2003.

         Since July 1, 2002 we have obtained an aggregate of approximately $100,000 in bridge loan financing from an Israeli company called Nir Or Israel Ltd ("Nir Or") which is a developer and manufacturer of electronic systems for defense applications. On May 9, 2003 the loan was turned into paid in capital for shares allocated to the owners of Nir Or. From September 1, 2002, after we started receiving loans from Nir Or, Mr. Arie Hinkis, a director and President of our company also became Vice President of Nir Or for Finance, Human Resources and Business Development. Since January 2003 his salary was paid directly by Nir Or. Before that Nir Or paid us for Mr. Hinkis services. Mr. Hinkis stopped providing services to Nir-Or on July 9, 2003. Nevertheless, Nir-Or is still providing Mr. Hinkis with a corporate car plus the car's maintenance expenses. Nir-Or is also providing us with bookkeeping services. Nir Or is invoicing us for said services.

        During the third quarter of 2003 we received an investment of $100,000 from four investors under a Regulation S offering, principally from one of Nir-Or's owners. This capital infusion is intended to provide for the expenses necessary to carry out the offering and should sustain our operation until December 2003. In consideration of this investment we allocated 2,404,424 Class A Common Stock.

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

         The financial statements represent the consolidated financial position for the nine months ending on September 30, 2003, and the year ended on December 31, 2002; and the operating results for the three and nine month periods ending on June 30, 2003 and 2002, and the cumulative results for the period from inception until September 30, 2003; and cash flows for the three and six month periods ending on September 30, 2003 and 2002 and the cumulative results for the period from inception until September 30, 2003.


Critical Accounting Policies

Stock-based compensation
         VDL accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the FASB interpretations thereof. Pursuant to those accounting pronouncements, VDL records compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Due to the terms of the grants, the fair value of the compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" approximates the values computed in accordance with APB No. 25. VDL accounts for stock-based compensation to non-employees in accordance with SFAS No. 123.

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

Revenue recognition
         The Company's revenues are currently derived solely from a low volume of consumer product sales at standard terms which are recognized, in accordance with generally accepted accounting principles, upon shipment of the products to the customer provided that persuasive evidence of an arrangement exists, title has transferred, the price is fixed, collection of resulting receivables is probable and there are no remaining significant obligations.

         In May 2003 we filed a registration statement with the Securities Exchange Commission to register the following shares: 2,400,000 shares of Class A common stock to be offered to the public at a price of $1.25; 2,726,470 shares of Class A common stock to be offered by selling shareholders, 1,000,000 shares of Class A common stock pursuant to a stock option plan for employees and suppliers, and 1,618,885 shares of Class A common stock to be issued upon the conversion of the Class B common stock . The SEC granted effectiveness to our registration statement in June 2003 and we have been granted effectiveness in Connecticut, Illinois and New York to date. We have not commenced public sales to date. We have significant debt to service and royalty commitments, as discussed above and herein. To meet these obligations, to finance our negative cash flow from operations and to provide for the development of the CardioGSM and other new models in the Voice Diary line, we are seeking to raise money through the sale of our equity in public and offshore private transactions. If we will not be able to raise money through the sales of our equity, we are facing the risk of being unable to continue our operations.

         Prior to this offering we used three sources of funding: investments made by shareholders and third parties in shares and shareholders loans; grants for R&D made by the Office of the Chief Scientist of the Ministry of Industry and Trade in Israel (the "Chief Scientist"); and revenues from product sales. To date we received about $1.9 million from investors; from the Chief Scientist we received about $0.7 million; and from sales we received about $0.7 million. All of the funds from the Chief Scientist and about $0.8 million from investors were received during the years 1993-1998.

         VDL has a debt of $28,764 to the Israeli Tax and Social Security Authorities for withholding tax collected from employees that we failed to transfer to the Tax Authority. Our President was summoned for interrogation to the Tax Authority and he may face criminal charges. The Tax Authority and the Social Security placed a lien on monies entitled to VDL in our bank.


Item 3. Controls and Procedures

         As required by United States Securities and Exchange Commission ("SEC") rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         The Company is working closely with its corporate and securities lawyers to ensure that it maintains compliance with the Sarbanes-Oxley Act of 2002, and the SEC regulations promulgated pursuant to that Act.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None.


Item 2. Changes in Securities and use of proceeds

         In the last quarter we sold 2,404,424 shares pursuant to Regulation S under the Securities Act of 1933, as amended. The total proceeds to the Company from these sales of shares amount to approximately $103,000.

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


Item 3. Defaults Upon Senior Securities

                  None.

Item 4. Submission of Matters to a Vote of Security Holders.

         In May 2003 the stockholders voted on three matters. First, the stockholders gave unanimous consent approving an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Class A common stock to 20,000,000. The Certificate of Amendment was filed with the State of Delaware on May 14, 2003.

         Second, the stockholders unanimously approved the adoption of the 2003 Stock Option Plan for the grant of stock options and stock purchase rights to employees and service providers. The maximum aggregate number of shares subject to the Plan is 1,000,000 shares of Class A common stock.

         Third, the stockholders ratified an increase in the number of directors to two.

         The stockholders also approved the engagement of Brightman, Almagor & Co., a member firm of Deloitte, independent auditors, for another year until the next annual meeting.

Item 5. Other Information

                  None.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

          10.1 Agreement with Natali dated August 18, 2003. (Translation from the Hebrew original.)

          31.01 Certification by President and Chief Financial Officer Arie Hinkis pursuant to U.S.C. Securities 1350, as adopted pursuant to section 302 of the Sarbens-Oxley Act of 2002.

          31.02 Certification by President and Chief Financial Officer Arie Hinkis pursuant to U.S.C. Securities 1350, as adopted pursuant to section 906 of the Sarbens-Oxley Act of 2002.


(b) Reports on Form 8-K

              Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2003.

                  None.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               VOICE DIARY INC.
                                               (Registrant)

Dated:  November 14, 2003
                                               /s/ Arie Hinkis
                                                 Arie Hinkis
                                          President and Chief Financial Officer