Form 10KSB
period 2003-12-31
VOICE DIARY INC
filed 2004-04-14
CIK 1173784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number 000-50029


                                VOICE DIARY INC.
                 (Name of small business issuer in its charter)


             DELAWARE                                        73-1629948
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

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $.01 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $82,886.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 1, 2004 (a date within the past 60 days) was $243,623.

At April 1, 2004, the registrant had outstanding 9,047,036 shares of par value $.01 Class A Common Stock and 744 shares of par value $.01 Class B Common Stock.

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1         DESCRIPTION OF BUSINESS ...................................... 3
ITEM 2         DESCRIPTION OF PROPERTY ...................................... 7
ITEM 3         LEGAL PROCEEDINGS ............................................ 7
ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......... 7

                                     PART II

ITEM 5         MARKET FOR COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS .................................. 9
ITEM 6         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.... 10
ITEM 7         FINANCIAL STATEMENTS ......................................... 16
ITEM 8         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE ................................... 16

                                    PART III

ITEM 9         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                       CONTROL PERSONS; COMPLIANCE WITH SECTION
                       16(a) OF THE EXCHANGE ACT............................. 17
ITEM 10        EXECUTIVE COMPENSATION ....................................... 17
ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                       OWNERS AND MANAGEMENT ................................ 18
ITEM 12        CERTAIN RELATIONSHIPS AND RELATED
                       TRANSACTIONS ......................................... 19
ITEM 13        EXHIBITS AND REPORTS ON FORM 8-K ............................. 19
ITEM 14        CONTROLS AND PROCEDURES ...................................... 21
               SIGNATURES ................................................... 22

                                VOICE DIARY INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      We were incorporated in Delaware on February 26, 2002. In June and July 2002 we acquired approximately 99.81% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("VDL"), through a purchase of shares from the former controlling stockholder of VDL and an exchange of shares of VDI with former stockholders of VDL. Under generally accepted accounting principles the transaction was accounted for as a reorganization under common control and accordingly, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the subsidiary for all periods from inception of the subsidiary. VDL, a company registered in Israel, began operations in October 1993 and has been in the development stage. (Unless otherwise indicated, references to us include VDL.)

DESCRIPTION OF BUSINESS

PRODUCTS

      We develop, manufacture and market personal digital assistants ("PDAs") targeted to niche markets where mainstream products are not addressing the needs of the customers. Our existing products have a voice user interface and provide to the user a full range of personal information management applications, including a talking diary, telephone book, daily pad and other features. The voice user interface was designed specifically for use by the blind and visually impaired with the idea to provide these customers with access to PDA technology by removing obstacles inherent in conventional display-based products. Our latest model, the IMP, was introduced to the market in December 2001. Our products were sold mainly in Israel, US, UK, Holland. In Israel we sold through local organizations for the Blind and directly. In the other countries we sold through distributors that specialize in selling products in the market of the blind and visually impaired. To date we sold some 4,500 units of our Voice PDAs for revenues of about $700,000.

      On August 18, 2003, we signed an agreement with Natali (the company for emergency medical services in Israel) Ltd. ("Natali"), an Israeli company that provides emergency services to Homecare patients. Under this agreement we will provide Natali with 50,000 (the number can be reduced by Natali to 10,000) units of a GSM cellular phone that has an integrated EKG (ECG) device (the "CardioGSM"). The value of the order is $15,000,000 and if reduced to 10,000 the value is $3,000,000. The CardioGSM will permit cardiac patients that are subscribers to Natali's services to take their own EKG wherever they are and transmit the results via the cellular phone to Natali's emergency center for Doctor's evaluation. The CardioGSM will also operate as a regular cellular phone. The price to be paid by Natali for the CardioGSM will be $300 or cost plus 20%, whichever is higher. However, if the price exceeds $350, Natali can cancel the order. Natali can also cancel the order if a third party claims that the CardioGSM infringes its patents. In such a case the Company undertook to hold Natali harmless.

      The first shipment of 1,000 units has to be delivered by December 15, 2004. We intend to negotiate with Natali the postponement of this date. There is no penalty if we fail to deliver the CardioGSM on time.

      At present we do not have the money to develop the CardioGSM. We intend to raise the necessary funds, about $1,000,000, in the second quarter of 2004. Based on the CardioGSM we intend to develop a new Cellular Voice PDA, the "VoicePilot", for the blind and visually impaired. The VoicePilot will replace our existing products that will be discontinued.

      Following the introduction of the CardioGSM we will seek other customers like Natali in countries around the world and especially in the US and Europe. Following the introduction of the VoicePilot we will seek distributors for the product in Europe and other countries where we do not have distributors yet. We may complement growth derived from our product lines by acquisition of companies with complementary products and services, a market presence and stable cash flow.

COMPETITION

      Mainstream PDAs and Cellular PDAs are offered by major corporations like Nokia, Palm Pilot, Motorola, Samsung, Sony and the like. These companies, however, seem to avoid niche markets like the market of the blind and visually impaired or the market of the cardiac patients, and they refrain from developing products with special user interfaces. Thus we believe that our competition will not come from major corporations. In the contrary situation, our opportunity in the markets that we target may be severely jeopardized.

There are many suppliers of Tele-Homecare equipment among them are:

Aerotel Systems Ltd. (Israel); Card Guard AG (Switzerland/Israel); AMD Telemedicine (USA); Philips Heartcare Telemedicine Services, a joint venture between Philips and Shahal from Israel; Schiller AG (Switzerland); Tapuz Medical Technologies ltd. (Israel/Austria); Vitalphone GmbH (Germany). Card Guard and Vitalphone have products similar to CardioGSM and they are not alone. Our advantage over these companies is that our product will have a voice user interface and we have Natali's order.

      To our Voice PDA we have only one direct competitor, a French company named Parrot SA. While we believe that our product is superior to their product, they were able to be more successful than us and we believe that they sold four times the number of units that we sold. Parrot has another line of products: a car kit for hands-free operation of cellular phones. Because of this background we believe that Parrot is in a position to introduce a product that competes with the VoicePilot. We will need to make substantial investments in marketing to gain from Parrot the Lion's Share in the blind and visually impaired market.

      In the market of the there are products generally known as Braille and Speak. Some of the newer versions of these products are introduced as PDA. Their size and price tag (about 10 times the price of the IMP which sells for $229) places them, we believe, in a different category than our products.

      Nokia recently introduced a voice user interface on its 9290 cellular telephone. The software is called TALX and is provided by a third party manufacturer. The price of this phone and its software is about three times the expected price of the VoicePilot - less than $300 retail. Because of this reason and reasons related ease of use, we believe that this product does not pose a threat to the IMP. We further believe that our concept of building the VoicePilot with VUI software that is designed from the beginning for the visually impaired will prove more user friendly than the approach of the TALX that is built around the basically GUI approach of the standard PC software.

      Another product that competes with the VoicePilot is the new ALVA Mobile Phone Organizer, a GSM/PDA for blind people, with Braille output. Its list price is Euro 6,400 ($ 5,700), almost 20 times the price of the VoicePilot.

      Recently Microsoft has been soliciting beta testers for an application called Voice Command, which would allow a Pocket PC or Smart-phoneer to control their device with just their voice. This voice user interface is not designed specifically for the blind and visually impaired but for the general public. It could help the visually impaired in using standard equipment, if that equipment is additionally designed for them, as VDI products are, with ergonomic touch buttons, high quality audio, and full voice prompting among other needed features.

THE MARKETS

      The cardiac patients market in the US is a $600 million market growing at an annual rate of 13%. The major factors that affect this increase are the aging of the population and the trend the medical insurance industry to increase home treatment over hospitalization as part of the rehabilitation process of cardiac patients. The American Heart Association estimates that 61,800,000 Americans have cardiovascular disease, which can include high blood pressure, coronary heart disease (heart attack and chest pain), stroke, birth defects of the heart and blood vessels, and congestive heart failure.

      A conservative estimate of the market potential for the CardioGSM, based on extrapolating the potential in the Israeli market as manifested by Natali's order, is $2.1 billion.

      There are approximately 10 million blind or visually impaired people in the United States; hence, our target market of the developed world is assessed at some 25 million people. The number of blind or visually impaired people in the third world is relatively larger. In the US, there are at least 1.5 million visually impaired (including blind) computer users, and in the Western world, about 4 million. These numbers represent the minimal sub-market-niche of blind or visually impaired people who are not "keyboard-frightened" and can be convinced of the advantages of the VoicePilot. Naturally the number of visually impaired cell phones users is much larger. Approximately 46% of visually impaired adult Americans are employed, or 4.6 million people; hence, in the western world: 11 million. They represent the second sub-niche market for the VoicePilot. Improved access to employment and support from Government and private agencies increase the buying power of the visually impaired to purchase assistive products like the VoicePilot.

      A conservative estimate of the potential of the VoicePilot is about $1 billion.

OPERATIONS

      Our R&D will mostly be done in Israel. Our manufacturing will be mostly be done through sub-contractors in Israel or in the USA or in the Far East. In the past we manufactured mostly in Israel.

      We  have  7  employees.   The  following  table  lists  their  titles  and
responsibilities.

------------------------------------ -----------------------------------
Title                                Responsibilities
------------------------------------ -----------------------------------
President, Chief Financial           Strategy, Marketing in the US,
Officer, Director                    Finance, General Management
------------------------------------ -----------------------------------
Chief Technology Officer, Director   Hardware design, Technologies
                                     used in products
------------------------------------ -----------------------------------
Vice President                       Marketing in Europe and the Rest
                                     of the World, Patents, Conformation with
                                     Standards (FDA, FCC, CE, UL, etc.)
------------------------------------ -----------------------------------
Vice President                       R&D Management
------------------------------------ -----------------------------------
Operations Manager                   Purchasing, Manufacturing,
                                     Shipping, Repair
------------------------------------ -----------------------------------
Chief Software Engineer              Software development,
                                     Documentation, Customer Support
------------------------------------ -----------------------------------
Book keeper                          Book keeping, Preparation of
                                     financial reports for auditors
------------------------------------ -----------------------------------


      All the employees except the president are part-time employees and are paid according to actual work done and have no base salary. This may change after we raise sufficient funds to proceed with developing the CardioGSM and the VoicePilot.

REPORTS TO SECURITY HOLDERS

      We will send an annual report including audited financial statements to stockholders pursuant to the requirements of the Securities Act of 1934.

      The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC, which maintains an Internet site containing reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission; the address of the SEC web site is http://www.sec.gov. You are welcome to access our web site at www.voicediary.com.

ITEM 2. DESCRIPTION OF PROPERTY

      Our facilities include an office space of approximately 120 square feet at Jericho NY, a storage space of 200 square feet at the same location, a laboratory in Yoqneam Israel of about 400 square feet, a storage space in Rosh Haayein Israel of about 100 square feet and an office at the same premises of about 120 square feet.

      The lease in Jericho NY is rent free, under an oral arrangement with our US distributor. This arrangement may be terminated immediately at any time. The lease in Yoqneam Israel is for approximately $350 per month. The original term of the lease has expired and we intend to negotiate a new lease for the premises. We are under default of payment for the last six months and the landlord has threatened to evacuate us. The lease in Rosh Haaein is from shareholders in the Company, it is rent-free under an oral arrangement and can be terminated at any time.

ITEM 3. LEGAL PROCEEDINGS

      The Israeli Tax Authority has sued VDL and our President for a debt of about $15,000 to failure in transmit to the tax authorities tax deductions from employees and for failure to report such deductions.

      In  addition,   we  have  been  informed  that  The  Bank  for  Industrial
Development for Israel intends to file suite against VDL for failing to meet payments on our $95,000 loan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 13 and 14, 2003 all the shareholders consented in writing to the following resolutions:

      1. that Paragraph 4 of the Company's Certificate of Incorporation be amended to increase from 10,000,000 to 20,000,000 the aggregate number of shares of the Company's Class A Common Stock that are authorized and may be issued;

      2. that appropriate officers of the Company are directed to cause the Company's counsel to prepare and duly file with the state of Delaware an Amended Certificate of Incorporation incorporating such amendment;

      3. that in accordance with Article III, Section 5 of the By-laws of the Company, the number of directors of the Company shall be increased to two;

      4. that Nathan Tarter be elected to serve as a director until the next annual meeting of stockholders of the Company and until his successor is elected and qualified or until his earlier death, resignation or removal;

      5. that Arie Hinkis be elected to serve as a director until the next annual meeting of stockholders of the Company and until his successor is elected and qualified or until his earlier death, resignation or removal;

      6. that the 2003 Stock Option Plan and the 2003 Key Employee and Consultant Stock Option Agreement be adopted;

      7. that the 2003 Key Employee and Consultant Stock Option Agreement be adopted;

      8. that Brightman, Almagor & Co., a member firm of Deloitte Touche Tohmatsu, independent auditors, be appointed to serve as the Company's independent auditor until the next Annual Meeting of the Stockholders or until their resignation or removal;

      9. that the company will file a SB-2 Registration Statement; and

      10. that each of the officers of the Company is authorized and empowered, for and on behalf of the Company and its corporate act and deed, to take any further action, as he she or they, in his her or their sole discretion, may deem necessary or advisable in order to carry out the purpose of the foregoing resolutions.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      There is currently no public trading market for our stocks. A broker-dealer filed a Form 15C2.11 with the NASD regarding our Class A Common Stock. We hope to be approved for listing on the Over The Counter Bulletin Board sometime in the second quarter of 2004.

Securities authorized for issuance under equity compensation plans

      In May 2003, our stockholders approved the 2003 Stock Option Plan (the "Plan") for the grant of stock options and stock purchase rights to employees and to service providers and incentive stock options to employees. The maximum aggregate number of shares subject to the Plan is 1,000,000 shares of Class A Common Stock. The options are subject to the provisions of Section 102 of the Israeli Tax Ordinance, or Section 3(i) of the Ordinance, as applicable. The options and rights and the underlying shares are subject to certain limitations as detailed in the Plan. Any agreement we enter into that grants stock purchase rights may grant us a repurchase option exercisable upon termination of the purchaser's service with the Company. In the case of certain mergers or acquisitions, unvested options will fully vest, if the successor company refuses to assume or substitute the award.

      The following table summarizes the outstanding options as of December 31, 2003.

                                                                                           Number of securities
                                                                                         remaining available for
                                     Number of securities to       Weighted average       issuance under equity
                                     be issued upon exercise      exercise price of         compensation plans
                                     of outstanding options,     outstanding options,     (excluding securities
                                       warrants and rights       warrants and rights     reflected in column (a))
                                               (a)                       (b)                       (c)
2003 Stock Option Plan                       20,000                     $0.01                    980,000


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

      Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver the CardioGSM to Natali Ltd. on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies that provide emergency homecare products to cardiac patients; 3) our ability to continue to develop and market products to the blind and visually impaired; 4) our ability to raise sufficient capital in order to effectuate our business plan; and 5) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

      Employee stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the FASB interpretations thereof. Pursuant to those accounting pronouncements, compensation is recorded for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Due to the terms of the grants, the fair value of the compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" approximates the values computed in accordance with APB No. 25. Stock-based compensation to non-employees is accounted for in accordance with SFAS No. 123.

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

REVENUE RECOGNITION

      The Company's revenues currently derive solely from a low volume of product sales at standard terms which are recognized, in accordance with generally accepted accounting principles, upon shipment of its products to the customer provided that persuasive evidence of an arrangement exists, title has transferred, the price is fixed, collection of resulting receivables is probable and there are no remaining significant obligations. Future results of operations may be affected by the nature of the products that may be developed and marketed in the future by the Company and by the terms to be included in the sales agreements. Such matters may have a significant impact on the timing of the Company's revenue recognition at each reporting date.

DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN ISSUE

      The Company is in the development stage and has not generated significant revenues. The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2003 of $2,736,929 and a working capital deficit at December 31, 2003 of $346,778 that raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002, the company's operation were carried out with a significantly reduced staff. The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations which are contingent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BACKGROUND

      From our inception until November 1997 we developed our first product: the Voice Diary, with 10 minutes of recording time. The second model was brought to the market few months later and it had 30 minutes of recording time.

      During this period and 1998, we were financed by an aggregate of approximately $780,000 in equity investments made by a group of investors. During this period we also received about $639,000 in grants for our research and development program from the Chief Scientist of the Ministry of Industry and Trade of Israel ("the Chief Scientist"). In return for the grants, VDL is required to pay royalties to the Chief Scientist equaling 3.5% of sales until an amount equal to the grant has been paid. VDL also received an aggregate of approximately $60,000 in unconditional grants from the Fund for the Encouragement of Export (the "Marketing Fund"). See Note 8 to the Company's Consolidated Financial Statements for information concerning disputes between VDL and the Chief Scientist and Note 5 for the payback of part of the Marketing Fund grant.

      Towards the end of the first quarter of 1999 we entered a financial crisis that necessitated in the dismissal of all our employees. The reason for the financial crisis was that our founder and former President decided to leave the company on September 1998. Upon his leave he made what we considered to be unreasonable demands for severance and other payments. His claims were settled in court in mid 1999, but before the court settlement was reached the former President blamed us for misconduct in our dealings with the Office of the Chief Scientist. This caused all grants from the Chief Scientist to stop and made investors reluctant to continue investing in the Company. The dispute with the Chief Scientist has not yet been settled. The Chief Scientist's demand is that we pay back about $40,000 of the grants we received in 1998. We claim that this demand is unjustified and that actually the Chief Scientist owes us money under our 1998 undertaking.

      In January 2000 VDL began a relationship with Aryt Industries Ltd. ("Aryt"), which culminated in Aryt providing the Company from January 2000 to March 2002 with loans aggregating approximately to $0.65 million. VDL allocated to Aryt shares in consideration of the loans. With the funds provided by Aryt, and the collaboration of our ex-employees and subcontractors in consideration for options, we preserved our knowledge base and developed a new model in our line of Voice PDAs, the IMP. Sales of the IMP started in December 2001. From that date until December 2003 we sold about 1,500 IMPs for an accumulated revenue of about $142,000.

      In June 2002, following a financial crisis in Aryt, Aryt and VDI agreed, in connection with our acquisition of VDL, that all of Aryt's shares of VDL be transferred to VDI for $1.00 and the loans and all other debts payable by VDL to Aryt be extinguished. In return, VDL agreed to pay Aryt, on a quarterly basis, royalties on VDL sales up to an aggregate amount of $751,000. The royalty rate is 10% of sales for 3 years or until payment by VDL of an aggregate of $250,000; thereafter, 6% of sales for two years or until payment by VDL of an aggregate of $500,000; and thereafter 1% of sales for two more years or until payment by VDL of an aggregate of $751,000. We are late in paying Aryt for the period of the last quarter of 2002. We also failed to meet to payments to Aryt for components supplied for manufacturing of the IMP in the amount of about $23,000 and for royalties int the amount of about $10,000.

      From July 2002 to September 2003 several Israeli investors invested in us a total of $200,000 in consideration for 4,039,214 shares of Class A Common Stock. The investment was made pursuant to Regulation S under the Securities Act of 1933, as amended. The investors were led by Ofer Yonach and Nathan Tarter, the principals of Nir-Or Israel Ltd. ("Nir-Or"), an Israeli company that develops electronic systems for military and avionic applications. Nathan Tarter became a director in our Company. During the said period we also provided services to Nir-Or for $29,000. It was through our relationship with Nir-Or that we became acquainted with Natali, an acquaintance that matured to the order agreement that we signed with Natali regarding the supply of CardioGSM.

      In May 2003, The Company filed a registration statement with the Securities Exchange Commission (the "SEC") to register 2,400,000 shares of Class A Common Stock to be offered to the public, 2,726,470 shares of Class A Common Stock to be offered by selling shareholders, 1,000,000 shares of Class A Common Stock to be issued pursuant to a stock option plan for employees and suppliers, and 1,618,885 shares of Class A Common Stock to be issued upon the conversion of Class B Common Stock. The SEC granted effectiveness to the registration statement in June 2003. The offering was closed on December 15, 2003. The Company sold to the public 2,297,257 shares of Class A Common Stock at a price of $0.07. 1656 shares of the Class B Common Stock were converted into 1,618,885 shares of Class A Common Stock.

RESULTS OF OPERATION

      The following discussion of the financial condition and results of operations of Voice Diary Inc. should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in this document.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

      Our revenues increased by $48,884 (approximately 143%) in the fiscal year ended December 31, 2003 ("FY 2003") over the fiscal year ended December 31, 2002 ("FY 2002"). The reason for this increase was that we had repeat sales of the IMP.

      In 2003 our gross profit was $32,178. In 2002 we had gross loss of $25,407. The gross profit in 2003 was due to the decrease in manufacturing expenses that resulted from the general decrease in our operating budget.

      Research and development expenses decreased by $131,722 in FY 2003 over FY 2002. This was a result of our ending all our research and development work after the first quarter of 2003.

      Marketing, general and administrative expenses decreased by $140,648 (approximately 43%) in FY 2003 compared to the previous year due to the decrease in our marketing activity and other expenses as we downsized our operation because of our financial situation.

      In FY 2003 we had net financial expenses of $45,541. In 2002 we had financial expenses of $142,327. Most of the expenses in FY 2002 ($98,000) were related to amortization of our debt to Aryt.

      Our net loss in FY 2003 decreased by $398,446 (approximately 65%) from FY 2002. The decrease is primarily due to the decrease in all our expenses and the increase in our sales.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

      Our revenues decreased by approximately $34,000 (approximately 70%) in FY 2002 over the fiscal year ended December 31, 2001 ("FY 2001"). The reason for this decrease is that our sales of the IMP commenced in December 2001 and during most of 2002 our distributors had inventory from their purchase in December 2001. Another reason is that we had some technical problems with the first units that we shipped and there were many returns of units to the distributors. These problems portrayed negatively on our customers and the subdued the early enthusiasm for the IMP. During 2002 we were able to fix all the problems that we encountered earlier and in 2003 we made new shipments to our distributors.

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

LIQUIDITY

      We have limited financial resources to continue our operations. Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. Our independent certified public accountants, stated in their report on our financial statements as of December 31, 2003, that our recurring losses from operations, negative working capital and shareholders' deficiency raise substantial doubt about our ability to continue as a going concern.

      We had a deficit in working capital of $346,778 as of December 31, 2003. We plan to meet our obligations by entering into installment arrangements and by arrangements deferring payments until future financing is obtained. Our operating budget is about $12,000 a month. Our available funds will permit us to operate under this budget until the end of 2004. We will seek to raise money through the sale of our equity in private or public transactions. If we will not be able to raise money we are facing the risk of being unable to continue our operations.

CAPITAL RESOURCES

      As of the date of this report we have no material commitments for capital expenditures.

      In August 2001 we received a loan in the amount of approximately $102,000 from the Bank for the Development of Industry in Israel Ltd. ("BDII"). The loan is payable in 36 equal monthly payments of $2,800 starting in September 2002. The loan bears interest at the rate of Libor plus 4% per annum paid monthly. BDII holds a lien on substantially all the assets of VDL. Since September 2002 we have been in default on our payments. We have recently learned that the bank intends to sue VDL and may ask for receivership. We plan to negotiate with the bank for a settlement under which the debt will be extinguished against a one time payment of 35% of the debt. We believe that there is a strong possibility that the bank will settle for such an arrangement because BDII, which is controlled by the government of Israel, has recently stopped regular operation due to severe losses. The balance of our debt to the bank is $95,000.

      In February 2001 we reached a settlement with Israel Discount Bank Ltd ("IDB"). The settlement finalized a law suit filed by IDB on a debt of about $22,000 that we were in default of payment. We are in default on our payments since September 2003. The balance of our debt to the bank is $15,717.

Disclosures About Contractual Obligations as of December 31, 2003


                                                        Payments Due by Period
                                                        ----------------------

     Contractual                          Less than
     Obligations            Total          1 Year        1-3 Years       4-5 Years     After 5 Years
     -----------            -----          ------        ---------       ---------     -------------
Long-Term Debt          $110,717       $--               $110,717         $--             $--
Royalties (1)           $751,000       $--               $250,000         $250,000        $251,000

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

      The following table provides information about our debt obligations which are sensitive to changes in interest rates at December 31, 2003. The information is the principal cash flows and weighted interest rates by expected maturity dates.

  LONG-TERM DEBT (IN U.S. DOLLARS)

                                                    2004
                                      -------------------
   Variable rate (in U.S. dollars)               $95,000
              Interest rate    LIBOR + 4%

     Variable rate (in new Israeli
                          shekels)               $15,717
              Interest rate 6.85%
                                      -------------------

                                                $110,717
                                      ===================

*IP-Israel Prime Interest Rate set from time to time by the Bank of Israel. On December 31, 2003 the IP was 6.7% per annum.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by this item begin on page F-1 following this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                       CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003




                                       F1

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                              ----
INDEPENDENT AUDITORS' REPORT                                                                   F3

CONSOLIDATED FINANCIAL STATEMENTS:

 Consolidated Balance Sheets as of December 31, 2003 and 2002                                  F4

 Consolidated Statements of Operations for the years ended December 31, 2003,
 2002 and 2001 and the cumulative period from October 1, 1993 (date of
 commencement of operations) to December 31, 2003                                              F5

 Statement of  Shareholders'  Deficiency for the period from October 1, 1993
(date of commencement of operations) to December 31, 2003                                    F6 - F8

 Consolidated Statements of Cash Flows for the years ended December 31, 2003,
 2002 and 2001 and the cumulative period from October 1, 1993 (date of
 commencement of operations) to December 31, 2003                                            F9 - F10

 Notes to the Consolidated Financial Statements                                             F11 - F27


                          INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF
VOICE DIARY INC.

We have audited the accompanying consolidated balance sheets of Voice Diary Inc. (a development stage company) ("the Company") and its subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2003 and for the cumulative period from October 1, 1993 (date of commencement of operations) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2003 and 2002, and their consolidated results of operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 and for the cumulative period from October 1, 1993 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Brightman Almagor
Certified Public Accountants
Member firm of Deloitte
Haifa, Israel

April 14, 2004

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31
                                                                                      2 0 0 3          2 0 0 2
                                                                                    -----------      -----------
CURRENT ASSETS

Cash and cash equivalents                                                           $     3,340      $    13,019
Proceeds fromo public offering (Note 3A)                                                160,500               --
Trade accounts receivable                                                                 1,158            3,309
Other receivables and prepaid expenses (Note 3B)                                          4,526           10,004
Inventory                                                                                 3,168               --
                                                                                    -----------      -----------
                                                                                        172,692           26,332
                                                                                    -----------      -----------

FIXED ASSETS, NET (Note 4)                                                               28,913           37,593
                                                                                    ===========      ===========

                                                                                    $   201,605      $    63,925
                                                                                    ===========      ===========

CURRENT LIABILITIES
Short-term bank borrowings and current portion of long term debt (Note 6)           $   125,541      $    71,554
Trade accounts payable                                                                   58,867           37,447
Accrued expenses                                                                        243,320          220,886
Bridge loan                                                                               8,452           47,975
Other payables (Note 5)                                                                  83,290          103,227
                                                                                        519,470          481,089
                                                                                    -----------      -----------

LONG TERM LIABILITIES
Long term loans from banks (Note 6)                                                          --           53,891
Liabilities for severance pay (Note 7)                                                   11,690            6,216
                                                                                    -----------      -----------
                                                                                         11,690           60,107
                                                                                    -----------      -----------

COMMITMENTS (Note 8)

SHAREHOLDERS' DEFICIENCY  (Note 9)
Share capital:
  Shares of Class A Common Stock $0.01 par value
  (Authorized - 20,000,000 shares as of December 31, 2003 and 10,000,000 shares as of December 31, 2002. Issued and Outstanding - 9,047,036 shares as
  of December 31, 2003 and 634,863 shares as of December 31, 2002)                       90,470            6,349
   Shares of Class B Common Stock $ 0.01 par value
   (Authorized - 10,000 shares, Issued and Outstanding - 744 shares as of
   December 31, 2003 and 2,400 shares as of December 31, 2002)                                7               24
Additional paid-in capital                                                            2,320,745        2,042,220
Subscription receivable                                                                  (3,848)              --
Deficit accumulated during the development stage                                     (2,736,929)      (2,525,864)
                                                                                    -----------      -----------

                                                                                       (329,555)        (477,271)
                                                                                    ===========      ===========
                                                                                    $   201,605      $    63,925
                                                                                    ===========      ===========

The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     CUMULATIVE FROM
                                                                                     OCTOBER 1, 1993
                                                                                       (DATE OF
                                                                                     COMMENCEMENT
                                                                                     OF OPERATIONS)
                                               YEAR ENDED DECEMBER 31                TO DECEMBER 31,
                                   ---------------------------------------------     ---------------
                                     2 0 0 3          2 0 0 2          2 0 0 1          2 0 0 3
                                   -----------      -----------      -----------      -----------
REVENUES (NOTE 10)                 $    82,886      $    34,002      $   109,963      $   723,849

Cost of revenues (Note 11)              50,708           59,409           81,036          631,950
                                   -----------      -----------      -----------      -----------


GROSS PROFIT (LOSS)                     32,178          (25,407)          28,927           91,899

OPERATING COSTS AND  EXPENSES
 Research and development
  expenses (Note 12)                    10,859          142,581          174,116        1,125,553

 Marketing, general and
  administrative expenses
    (Note 13)                          188,488          329,136           86,978        1,331,917
                                   -----------      -----------      -----------      -----------

 OPERATING LOSS                       (167,169)        (497,124)        (232,167)      (2,365,571)

 Financial expenses  (Note 14)          45,541          142,327           24,132          434,251

 Financial income                           --             (582)         (25,212)         (30,162)

 Other income, net (Note 15)            (1,645)         (29,358)              --          (32,731)
                                   -----------      -----------      -----------      -----------

 LOSS FOR THE PERIOD               $  (211,065)     $  (609,511)     $  (231,087)     $(2,736,929)
                                   ===========      ===========      ===========      ===========

 LOSS PER SHARE:
 Basic and diluted                 $     (0.06)     $     (0.96)     $     (0.36)
                                   ===========      ===========      ===========

 Number of shares used in
   computing basic and
     diluted loss per share          3,764,961          637,263          637,263
                                   ===========      ===========      ===========

The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          A DEVELOPMENT-STAGE COMPANY)
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                        Number of Shares   Number of Shares                            Deficit
                                      -------------------- ----------------                          accumulated
                                                           Class A  Class B             Additional    during the       Total
                                       Common   Preferred  Common   Common     Share     paid-in      development  shareholders'
                                        Stock    Stock     Stock     Stock     Capital    capital        stage       deficiency
                                      ---------------------------------------------------------------------------------------------
BALANCE -OCTOBER 1, 1993 (DATE OF

COMMENCEMENT OF OPERATIONS)                  --     --        --        --         --            --             --             --

Changes in 1993:

Issuance of Common Stock                 15,000                             $     527     $  45,736                     $  46,263

Net income for the year                                                                                      1,209          1,209
                                      ---------------------------------------------------------------------------------------------

BALANCE- DECEMBER 31, 1993               15,000                                   527        45,736          1,209         47,472

Changes in 1994:

Loss for the year                                                                                          (51,609)       (51,609)
                                      ---------------------------------------------------------------------------------------------

BALANCE- DECEMBER 31, 1994               15,000                                   527        45,736        (50,400)        (4,137)

Changes in 1995:

Issuance of Common Stock                  1,200                                    39        43,647                        43,686

Loss for the year                                                                                          (99,244)       (99,244)
                                      ---------------------------------------------------------------------------------------------

BALANCE- DECEMBER 31, 1995               16,200                                   566        89,383       (149,644)       (59,695)

Changes in 1996:

Issuance of Common Stock                  8,800                                   273       224,089                       224,362

Loss for the year                                                                                         (147,481)      (147,481)
                                      ---------------------------------------------------------------------------------------------

BALANCE- DECEMBER 31, 1996               25,000                                   839       313,472       (297,125)        17,186

Changes in 1997:

Issuance of Common Stock                  8,160                                   236       265,789                       266,025

Loss for the year                                                                                         (405,106)      (405,106)
                                      ---------------------------------------------------------------------------------------------

BALANCE- DECEMBER 31, 1997               33,160     --        --        --  $   1,075     $ 579,261      $(702,231)     $(121,895)
                                      =============================================================================================


The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)

                                        Number of Shares   Number of Shares                              Deficit
                                    ---------------------- ----------------                            accumulated
                                                           Class A  Class B              Additional      during the       Total
                                       Common   Preferred  Common   Common     Share      paid-in       development  shareholders'
                                        Stock    Stock     Stock     Stock     Capital     capital        stage       deficiency
                                    -----------------------------------------------------------------------------------------------
BALANCE- DECEMBER 31, 1997            33,160       --        --      --   $     1,075    $   579,261    $  (702,231)   $  (121,895)

Changes in 1998:

Issuance of Common Stock              87,480                                    2,275        199,838                       202,113

Issuance of options to employees                                                               3,600                         3,600

Loss for the year                                                                                          (278,459)      (278,459)
                                    -----------------------------------------------------------------------------------------------

BALANCE- DECEMBER 31, 1998           120,640                                    3,350        782,699       (980,690)      (194,641)

Changes in 1999:

Issuance of Common Stock               7,630                                      179         21,757                        21,936

 Issuance of options to a related
   party                                                                                     161,970                       161,970

Issuance of options to employees                                                              37,894                        37,894

Loss for the year                                                                                          (359,975)      (359,975)
                                    -----------------------------------------------------------------------------------------------

BALANCE- DECEMBER 31, 1999           128,270                                    3,529      1,004,320     (1,340,665)      (332,816)

Changes in 2000:

Issuance of Common Stock             213,718                                    5,238         48,210                        53,448

 Issuance of Common Stockpursuant
   to financing agreement            300,000                                    7,317         66,722                        74,039

 Issuance of options for services
   rendered                                                                                   30,145                        30,145

 Issuance of options to a related
   party                                                                                      45,000                        45,000

Issuance of options to employees                                                               5,391                         5,391

Issuance of Preferred Stock                     2,400                               6             --                             6

Loss for the year                                                                                          (344,601)      (344,601)
                                    -----------------------------------------------------------------------------------------------
                                     641,988    2,400        --      --        16,090      1,199,788     (1,685,266)      (469,388)

 Adjustment due to reorganization
   under common control             (641,988)  (2,400)  736,531   2,400        (8,701)         8,701
                                    -----------------------------------------------------------------------------------------------

BALANCE- DECEMBER 31, 2000                --       --   736,531   2,400   $     7,389    $ 1,208,489    $(1,685,266)   $  (469,388)
                                    ===============================================================================================


The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)

                                         Number of Shares                                                Deficit
                                       ---------------------                                            accumulated
                                       Class A       Class B                Additional                   during the       Total
                                       Common        Common      Share       paid-in     Subscription   development   Shareholders'
                                        Stock        Stock      Capital       capital      receivable      stage       deficiency
                                    ------------------------------------------------------------------------------------------------
BALANCE- DECEMBER 31, 2000             736,531         2,400  $     7,389   $ 1,208,489   $        --   $(1,685,266)  $  (469,388)

Changes in 2001:

 Cost related to previous year
   issuances                                                                     (5,000)                                   (5,000)

Loss for the year                                                                                          (231,087)     (231,087)
                                    ------------------------------------------------------------------------------------------------

BALANCE- DECEMBER 31, 2001             736,531         2,400        7,389     1,203,489            --    (1,916,353)     (705,475)

Changes in 2002:

Issuance of Common Stock                65,177                        652        64,525                                    65,177

 Issuance of Common Stock               98,249                        982        97,267                                    98,249
  pursuant to financing agreement

 Waiver of loan by Related Party                                                649,289                                   649,289

 Waiver of shares by principal        (265,094)                    (2,650)        2,650                                        --
   shareholder

 Issuance of options
    for services rendered                                                        25,000                                    25,000

Loss for the year                                                                                          (609,511)     (609,511)
                                    ------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2002              634,863         2,400        6,373     2,042,220            --    (2,525,864)     (477,271)

Changes in 2003:

Issuance of Common Stock                72,000                        720          (720)                                       --

 Issuance of options for
    services rendered                                                             1,000                                     1,000

Regulation S offering                4,039,214                     40,392       159,608                                   200,000

Issuance of Common Stock               384,817                      3,848                      (3,848)                         --

Public issuance of Common Stock      2,297,257                     22,972       137,836                                   160,808

Cost related to issuances                                                       (61,360)                                  (61,360)

Conversion of stock                  1,618,885        (1,656)      16,172       (16,172)                                       --

Waiver of management fees                                                        58,333                                    58,333

Loss for the year                                                                                          (211,065)     (211,065)
                                    ------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2003            9,047,036           744  $    90,477   $ 2,320,745   $    (3,848)  $(2,736,929)  $  (329,555)
                                    ================================================================================================

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           CUMULATIVE FROM
                                                                                           OCTOBER 1, 1993
                                                                                              (DATE OF
                                                                                            COMMENCEMENT
                                                                                           OF OPERATIONS)
                                                           YEAR ENDED DECEMBER 31          TO DECEMBER 31,
                                                  ---------------------------------------  ---------------
                                                    2 0 0 3       2 0 0 2       2 0 0 1       2 0 0 3
                                                  -----------   -----------   -----------   -----------
CASH FLOWS - OPERATING ACTIVITIES
Loss for the period                               $  (211,065)  $  (609,511)  $  (231,087)  $(2,736,929)

Adjustments to reconcile loss to net
  cash used in operating activities (Appendix A)      107,784       157,848        67,667     1,051,945
                                                  -----------   -----------   -----------   -----------
Net cash used in operating activities                (103,281)     (451,663)     (163,420)   (1,684,984)
                                                  -----------   -----------   -----------   -----------

CASH FLOWS - INVESTING ACTIVITIES

Purchase of fixed assets                                   --       (33,713)       (7,189)     (156,239)
Escrow Deposit                                       (160,500)           --            --      (160,500)
Proceeds from sale of fixed assets                         --            --            --         2,503
                                                  -----------   -----------   -----------   -----------
Net cash used in  investing activities               (160,500)      (33,713)       (7,189)     (314,236)
                                                  -----------   -----------   -----------   -----------


CASH FLOWS - FINANCING ACTIVITIES
Proceeds from long-term loans                              --            --       118,114       210,858
Repayment of long-term loans                          (17,410)      (26,128)       (4,050)     (110,915)
Short-term bank credit, net                            11,587         1,949      (130,947)       23,685
Short-term loans from Related Party                        --       291,617       302,200       649,289
Bridge loan, net                                      (39,523)       47,975            --         8,452
Issuance of shares                                    299,448        65,177            --     1,221,191
Costs related to previous year's shares issues             --            --        (5,000)           --
                                                  -----------   -----------   -----------   -----------
Net cash provided by financing activities             254,102       380,590       280,317     2,002,560
                                                  -----------   -----------   -----------   -----------

Increase (decrease) in cash and cash equivalents       (9,679)     (104,786)      109,708         3,340
Cash and cash equivalents - beginning of period        13,019       117,805         8,097            --
                                                  -----------   -----------   -----------   -----------
Cash and cash equivalents - end of period         $     3,340   $    13,019   $   117,805   $     3,340
                                                  ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               CUMULATIVE FROM
                                                                                               OCTOBER 1, 1993
                                                                                                   (DATE OF
                                                                                                 COMMENCEMENT
                                                                                                OF OPERATIONS)
                                                                YEAR ENDED DECEMBER 31         TO DECEMBER 31,
                                                      ---------------------------------------  ---------------
                                                        2 0 0 3       2 0 0 2       2 0 0 1       2 0 0 3
                                                      -----------   -----------   -----------   -----------
APPENDIX A -
ADJUSTMENTS TO RECONCILE LOSS TO
  NET CASH FROM OPERATING ACTIVITIES
INCOME AND EXPENSE ITEMS NOT
  INVOLVING CASH FLOWS:

Depreciation and amortization                         $     8,680   $     7,724   $     2,951   $   126,551

Exchange-rate (gain) loss                                   5,919        (3,149)       (2,567)        1,913
Liabilities for severance pay                               5,474         4,455         1,761        11,690
Gain on sale of fixed assets                                   --            --            --        (1,728)
Waiver of management fees                                  25,000            --            --        58,333
Non-cash compensation expenses                              1,000       123,249            --       478,561
                                                      -----------   -----------   -----------   -----------
                                                           46,073       132,279         2,145       675,320
                                                      -----------   -----------   -----------   -----------

CHANGES IN OPERATING ASSETS AND LIABILITIES:

Decrease (increase) in trade accounts receivable            2,151        62,661       (65,737)       (1,158)
Decrease (increase) in receivables and other current
  assets                                                    5,478        19,359       (28,740)       (4,526)
Increase in inventories                                    (3,168)           --            --        (3,168)
Increase (decrease) in trade accounts payable              21,420      (159,802)      165,901        58,867
Increase (decrease) in payables and other current
  liabilities                                              35,830       103,351        (5,902)      326,610
                                                      -----------   -----------   -----------   -----------
                                                           61,711        25,569        65,522       376,625
                                                      -----------   -----------   -----------   -----------

                                                      $   107,784   $   157,848   $    67,667   $ 1,051,945
                                                      ===========   ===========   ===========   ===========

APPENDIX B -
NON CASH TRANSACTIONS
Waiver of loan by principal shareholder
  in exchange for rights to royalties                          --   $   649,289            --   $   649,289
                                                      ===========   ===========   ===========   ===========

Waiver of management fees in  previous year           $    33,333            --            --            --
                                                      ===========   ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
Interest                                              $     4,903   $    13,485   $    12,605   $   144,909
                                                      ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

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

            The Company, through its Subsidiary, has developed a line of personal digital assistants ("PDAs") with a voice user interface. The products are targeted to the market of the Blind and Visually Impaired. In August 2003, the Company signed an agreement with Natali (the company for emergency medical services in Israel) Ltd. ("Natali"), an Israeli company that provides emergency services to Homecare patients. Under this agreement the Company will provide Natali with 50,000 (the number can be reduced by Natali to 10,000) units of a GSM cellular phone that has an integrated EKG (ECG) device (the "CardioGSM"). First delivery is scheduled for December 2004. See C below regarding expected delays in the Company's ability to ship the order by this date, possibly resulting in the termination of the agreement. Based on the CardioGSM the Company intends to develop a new Cellular Voice PDA (the "VoicePilot") for the blind and visually impaired. The VoicePilot will replace existing products that will be discontinued.

      B.    Going concern

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of December 31, 2003 of $2,736,929 and working capital deficit as of December 31, 2003 of $346,778 raise substantial doubt about its ability to continue as a going concern.

            In addition, since the second half of 2002 the Company operations were carried out with a significantly reduced staff.

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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL (CONT.)

            The  Company  plans  to  meet  its   obligations  by  entering  into
            installment arrangements and by arrangements deferring payments until future financing is obtained.

      C.    Other risk factors

            1. The Company's sales have been to a small number of main customers (see Note 10).

            2. The Company does not have the funds necessary to develop the CardioGSM. The development of this product has not yet started and unless an extension of the first delivery date is obtained, the order from Natali may be terminated.

            3. The Company intends to discontinue manufacturing its existing Voice Diary IMP units and offer instead the VoicePilot. A delay in the development of the CardioGSM will cause a similar delay in the introduction of the VoicePilot.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

      L.    Net loss per share

            Loss per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Potential securities have been excluded from the diluted loss per share computation for the years ended December 31, 2003, 2002, and 2001 due to the anti-dilutive effect.

      M.    Stock- based compensation

            Employee stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the FASB interpretations thereof. Pursuant to those accounting pronouncements, compensation is recorded for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Due to the terms of the grants, the fair value of the compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" approximates the values computed in accordance with APB No. 25. Stock-based compensation to non-employees is accounted for in accordance with SFAS No. 123.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

      N.    Effects of recently issued accounting standards

            In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December
            2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of FIN 46-R did not, and is not expected to, have a material impact on the Company's consolidated financial position, consolidated results of operations, or liquidity.

NOTE 3 - CURRENT ASSETS

      A.    PROCEEDS FROM PUBLIC OFFERING

            Escrow deposit of proceeds from public offering (see Note 9B19) pending the listing of the Company's securities on the Over The Counter Bulleting Board.


      B.    OTHER RECEIVABLES AND PREPAID EXPENSES


                                                      AS OF DECEMBER 31
                                                     -------------------
                                                     2 0 0 3     2 0 0 2
                                                     -------     -------
        Prepaid expenses                             $    33     $ 8,316
        Government institutions                        2,993       1,688
        Others                                         1,500          --
                                                     -------     -------
                                                     $ 4,526     $10,004
                                                     =======     =======

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - FIXED ASSETS, NET


                                                     AS OF DECEMBER 31
                                                  ------------------------
                                                   2 0 0 3        2 0 0 2
                                                  ---------      ---------
     Cost:
     Computers and software                       $ 108,595      $ 108,595
     Fixtures                                        31,099         31,099
     Office furniture                                 2,858          2,858
                                                  ---------      ---------
                                                    142,552        142,552
                                                  ---------      ---------

     Accumulated depreciation:
     Computers and software                        (103,462)       (98,148)
     Fixtures                                        (8,986)        (5,860)
     Office furniture                                (1,191)          (951)
                                                  ---------      ---------
                                                   (113,639)      (104,959)
                                                  ---------      ---------

     Net                                          $  28,913      $  37,593
                                                  =========      =========


NOTE 5 - OTHER PAYABLES

                                                      AS OF DECEMBER 31
                                                    ---------------------
                                                    2 0 0 3       2 0 0 2
                                                    --------     --------
      Employees and payroll accruals                $ 63,102     $ 67,975
      Customer advances                                   --       14,343
      Fund for the Encouragement of Marketing *       20,188       20,188
      Others                                              --          721
                                                    --------     --------
                                                    $ 83,290     $103,227
                                                    ========     ========


* Claim for refund of amounts received by the Subsidiary from the fund by the Ministry of Industry and Trade.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG TERM LOANS FROM BANKS


                                                          AS OF DECEMBER 31
                                             RATE OF     -------------------
                                            INTEREST     2 0 0 3     2 0 0 2
                                            --------     -------     -------
                                               %

         Loans in new Israeli shekels
         (Fixed rate)                          6.85      $15,717      $7,600

         Loans in new Israeli shekels
         (Variable rate)                     IP*+1.5%         --      11,322

         Loans in U.S. dollars               Libor+4%     95,000      94,425
                                                         -------     -------

                                                         110,717     113,347

         Less current maturities**                       110,717      59,456
                                                         -------     -------
                                                         $    --     $53,891
                                                         =======     =======


* IP - Israeli Prime Interest Rate, set from time to time by the Bank of Israel. On December 31, 2003, the IP was 6.7%.

      Interest on the fixed rate loan is to be paid with the final principal payment in January 2004.

      Interest on the variable rate loan is payable monthly.

      Based on the terms of the long-term debt, their fair value approximates the recorded amounts.

      See Note 8C regarding security.

** The Subsidiary is in default in its repayments. The Bank for the Development of Industry in Israel Ltd. ("BDII") intends to sue the Subsidiary for such defaults. The total amount of the loan ($95,000) is presented under short term liabilities.

      The Subsidiary is in default in repayments of loan to the Israel Discount Bank ("IDB"). The total amount of the loan ($15,717) is presented under short term Liabilities.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LIABILITIES FOR SEVERANCE PAY

      The Subsidiary is subject to certain Israeli law and labor agreements that determine the obligations of the Subsidiary to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by Israeli law, is based upon length of service and the employee's most recent salary. This obligation is funded, in part, by the purchase of managers' insurance policies from insurance companies. The liabilities presented in the balance sheet represent the unfunded amount.

NOTE 8 - COMMITMENTS

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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS (CONT.)

      B. According to a decision on August 24, 1999 of the O.C.S., the Subsidiary was requested to repay an amount of $43,677 (including interest) to the O.C.S. for amounts received by the Subsidiary in 1998. The Subsidiary recorded a provision in its books for the full amount of this request.

            The Subsidiary has claimed participation by the O.C.S. in research and development expenses for the period from December 1998 to March 1999. The Subsidiary has not recorded a receivable in connection with this claim.

      C.    Liens

            A floating lien has been placed on all the Subsidiary's assets, securities, notes and other documents in favor of the Bank for the Development of Industry in Israel Ltd. ("BDII").

NOTE 9 - SHAREHOLDERS' DEFICIENCY

      A.    General

            The total number of shares of the Company is as follows:


                                           AUTHORIZED     ISSUED AND OUTSTANDING
                                           ----------     ----------------------

      Class A Common Stock                  20,000,000           9,047,036
                                            ==========           =========

      Class B Common Stock                      10,000                 744
                                            ==========           =========


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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SHAREHOLDERS' DEFICIENCY (CONT.)

      A.    General (Cont.)

            A summary of the status of the Subsidiary's stock options as of December 31, 2003, 2002 and 2001, and of changes during the periods then ended, is presented below:

            1.    Subsidiary


                                                                       DECEMBER 31,
                                                     ----------------------------------------------
                                                                                           EXERCISE
                                                     2 0 0 3      2 0 0 2      2 0 0 1      PRICE
                                                     -------      -------      -------     --------
          Outstanding at beginning
            of year                                   60,162       42,414       67,595      $     0
          Granted during year                             --       20,614           --      $     0
          Exercised during year                      (59,295)          --      (25,181)     $     0
          Forfeited during year                         (867)      (2,866)          --      $     0
                                                     -------      -------      -------     --------
          Outstanding at end of year                      --       60,162       42,414      $     0
                                                     =======      =======      =======     ========
          Weighted average fair value of options
          granted during the year                         --      $  1.21
                                                     =======      =======


            2.    Company (Note 9 B17 hereunder)


                                                                    DECEMBER 31,
                                                    ----------------------------------------------
                                                                                          EXERCISE
                                                    2 0 0 3      2 0 0 2      2 0 0 1      PRICE
                                                    -------      -------      -------     --------
          Outstanding at beginning  of year              --         --         --           $   --
          Granted during year                        20,000         --         --           $ 0.01
                                                    -------      -------      -------     --------

          Outstanding at end of year                 20,000         --         --           $ 0.01
                                                    =======      =======      =======     ========
          Weighted average fair value of options
          granted during the year
                                                    $  0.05
                                                    =======

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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SHAREHOLDERS' DEFICIENCY (CONT.)

      B.    Issuance of share capital and options (Cont.)

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


NOTE 9 - SHAREHOLDERS' DEFICIENCY (CONT.)

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

      15. In January 2003, five option holders of the Subsidiary exercised 59,295 options for 59,295 shares of the Subsidiary. The options had no exercise price. On January 6, 2003 the Company issued 72,000 shares of Class A Common Stock in consideration for those 59,295 shares of Subsidiary's Common Stock.

      16. In May 2003 the Company adopted a Stock Options Plan for employees and subcontractors. Under this plan, in September 2003, the Company granted Mr. Uri Z. Tolkowsky, Vice President of the Company, 20,000 options exercisable until September 2006, at a price of $0.01 per share.

      17. During the period from June 2003 to September 2003 several investors invested in the Company an aggregate amount of $200,000 in consideration for 4,039,214 shares of Class A Common Stock. The investment was made pursuant to Regulation S under the Securities Act of 1933, as amended. The investors were led by the principals of Nir-Or Israel Ltd. ("Nir-Or"), an Israeli company. One of the principals of Nir-Or became a director in the Company.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - SHAREHOLDERS' DEFICIENCY (CONT.)

      18. In August 2003 the Company issued 384,817 shares of Class A Common Stock to Natali (the Company for Emergency Medical Services in Israel) Ltd. (see note 1A), in consideration of $3,848.17 to be paid until September 2006.

      19. In May 2003 The Company filed a registration statement with the Securities Exchange Commission (the "SEC") to register 2,400,000 shares of Class A Common Stock to be offered to the public; 2,726,470 shares of Class A Common Stock to be offered by selling shareholders, 1,000,000 shares of Class A Common Stock pursuant to a stock option plan for employees and suppliers, (see 17 above) and 1,618,885 shares of Class A Common Stock to be issued upon the conversion of Class B Common Stock. The SEC granted effectiveness to the registration statement in June 2003. The offering was closed on December 15, 2003. The Company sold to the public 2,297,257 shares of Class A Common Stock at a price of $0.07 in consideration of $160,808. 1,656 shares of the Class B Common Stock were converted into 1,618,885 shares of Class A Common Stock. An application for listing the shares was filed with NASD on December 2003.

NOTE 10 - REVENUES

      A.    Main customers:


                                       YEAR ENDED DECEMBER 31
                                       ----------------------
                                        2 0 0 3     2 0 0 2
                                        -------     -------
      CUSTOMERS:
          A                             $42,724     $    --
                                        =======     =======
          B                             $26,473     $    --
                                        =======     =======
          C                             $    --     $16,573
                                        =======     =======

      B.    Data by geographical regions:

                                       YEAR ENDED DECEMBER 31
                                       ----------------------
                                        2 0 0 3     2 0 0 2
                                        -------     -------
      SALES DISTRIBUTION, BY TARGET MARKET:
          Israel                        $13,689     $31,640
          U.S.A                          42,724         651
          Europe                         26,473       1,711
                                        -------     -------
                                        $82,886     $34,002
                                        =======     =======

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COST OF REVENUES

                                                                                  CUMULATIVE FROM
                                                                                  OCTOBER 1, 1993
                                                                                    (DATE OF
                                                                                  COMMENCEMENT
                                                                                  OF OPERATIONS)
                                                     YEAR ENDED DECEMBER 31       TO DECEMBER 31,
                                             ----------------------------------   --------------
                                             2 0 0 3      2 0 0 2      2 0 0 1       2 0 0 3
                                             --------     --------     --------     --------
          Materials                          $ 33,847     $ 12,751     $ 63,985     $416,149
          Salaries and related  expenses        7,865       30,924       13,347       81,340
          Sub-contractors                          --           --           --       50,783
          Non-cash compensation expenses           --           --           --       20,025
          Other                                 8,996       15,734        3,704       63,653
                                             --------     --------     --------     --------
                                             $ 50,708     $ 59,409     $ 81,036     $631,950
                                             ========     ========     ========     ========


NOTE 12 - RESEARCH AND DEVELOPMENT EXPENSES

                                                                                           CUMULATIVE FROM
                                                                                           OCTOBER 1, 1993
                                                                                              (DATE OF
                                                                                            COMMENCEMENT
                                                                                            OF OPERATIONS)
                                                         YEAR ENDED DECEMBER 31             TO DECEMBER 31,
                                                 ----------------------------------------   --------------
                                                   2 0 0 3       2 0 0 2        2 0 0 1        2 0 0 3
                                                 ----------     ----------     ----------     ----------
         Salaries and related expenses           $    8,214     $  111,051     $       --     $  882,533
         Sub-contractors                                 --          6,221        137,127        387,921
         Materials                                       --         10,202         15,000         87,598
         Non-cash compensation expenses                  --             --             --         57,004
         Other                                        2,645         15,107         21,989        375,603
                                                 ----------     ----------     ----------     ----------
                                                     10,859        142,581        174,116      1,790,659

         Less:
         Participation from Government funds             --             --             --       (704,350)
         Grants received                                 --             --             --         39,244
                                                 ----------     ----------     ----------     ----------
                                                 $   10,859     $  142,581     $  174,116     $1,125,553
                                                 ==========     ==========     ==========     ==========

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                                    CUMULATIVE FROM
                                                                                                    OCTOBER 1, 1993
                                                                                                        (DATE OF
                                                                                                      COMMENCEMENT
                                                                                                     OF OPERATIONS)
                                                                YEAR ENDED DECEMBER 31               TO DECEMBER 31,
                                                      --------------------------------------------   --------------
                                                         2 0 0 3         2 0 0 2         2 0 0 1        2 0 0 3
                                                      ------------     -----------     -----------     -----------
          Salaries and related expenses               $         --     $   114,923     $    33,280     $   410,351
          Advertising and marketing costs                   13,093          38,842          22,122         187,015
          Depreciation                                       8,680           7,723           2,951         116,742
          Non-cash compensation expenses                     1,000          25,000              --         232,971
          Professional services                             86,004          65,309          14,178         268,646
          Office expenses                                   13,968           9,945           9,457         152,441
          Management fees                                   40,000          33,333              --         121,615
          Car maintenance                                   15,885          11,881           3,779          75,671
          Others                                             9,858          22,180           1,211         102,326
                                                      ------------     -----------     -----------     -----------
                                                           188,488         329,136          86,978       1,667,778

          Less: expenses attributed to
                 research and development expenses              --              --              --        (335,861)
                                                      ------------     -----------     -----------     -----------
                                                       $   188,488     $   329,136     $    86,978     $ 1,331,917
                                                      ============     ===========     ===========     ===========

NOTE 14 - FINANCIAL EXPENSES

                                                                                      CUMULATIVE FROM
                                                                                      OCTOBER 1, 1993
                                                                                         (DATE OF
                                                                                       COMMENCEMENT
                                                                                       OF OPERATIONS)
                                                         YEAR ENDED DECEMBER 31       TO DECEMBER 31,
                                                  ----------------------------------  ----------------
                                                  2 0 0 3      2 0 0 2      2 0 0 1      2 0 0 3
                                                  --------     --------     --------     --------
          Financial expenses to banks             $ 45,541     $ 10,613     $ 15,083     $222,704
          Interest to related party                     --       33,465        9,049       42,986
          Amortization of debt issuance costs           --       98,249           --      168,561
                                                  --------     --------     --------     --------
                                                  $ 45,541     $142,327     $ 24,132     $434,251
                                                  ========     ========     ========     ========

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - OTHER INCOME

      Consists of profit from sales of P.C. CARDS to Nir-Or (2002 - consulting services to Nir-Or).

NOTE 16 - INCOME TAXES

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


                                                AS OF DECEMBER 31
                                             ---------------------
                                              2 0 0 3      2 0 0 2
                                             --------     --------
             Loss carryforwards              $762,913     $658,696
             Other temporary differences        4,208        3,907
                                             --------     --------
                                              767,121      662,603
             Less: valuation allowance        767,121      662,603
                                             --------     --------
                                             $     --     $     --
                                             ========     ========

            The Company has provided for a valuation allowance in respect of all deferred tax benefits resulting from tax loss carryforwards and other temporary differences, due to the uncertainty regarding the realizability of such benefits.

            As of December 31, 2003, the Company and the Subsidiary had carryforward tax losses generated in the U.S. and in Israel of approximately $196,325 and $2,037,402 respectively. The Subsidiary's carryforward tax losses are denominated in New Israel Shekels and are linked to the Israeli consumer price index.

      C.    Tax assessments

            Neither the Company nor the Subsidiary has been assessed for tax purposes since incorporation.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - RELATED PARTY TRANSACTIONS

                                                YEAR ENDED DECEMBER 31
                                            -------------------------------
                                            2 0 0 3     2 0 0 2     2 0 0 1
                                            -------     -------     -------
RELATED PARTIES

EXPENSES -
          Purchase of materials             $    --     $ 6,158     $50,299
                                            =======     =======     =======
          Sub-contractors                   $    --     $ 9,027     $ 8,445
                                            =======     =======     =======
          Travel expenses                   $    --     $ 3,837     $ 1,605
                                            =======     =======     =======
          Salaries and related expenses     $    --     $59,823     $33,280
                                            =======     =======     =======
          Management fees                   $40,000     $33,000     $    --
                                            =======     =======     =======

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The  following  table  sets  forth  certain  information   concerning  the
Company's directors as of April 1, 2004.


NAME                      AGE              POSITION WITH COMPANY
----                      ---              ---------------------

Arie Hinkis               56               President, Chief Executive Officer,
                                           Chief Financial Officer and Director

Nathan Tarter             56               Director


      Mr. Hinkis has been Chief Executive Officer of VDL since January 1997 and has been Chief Executive Officer and a director of the Company since its inception. From July 1991 until January 2001, Mr. Hinkis was director of Robogroup T.E.K. Ltd which is a shareholder in VDI. From October 2002 until July 2003, Mr. Hinkis was CFO of Nir-Or.

      Mr. Tarter has been a director of the Company since May 2003. Nathan Tarter is President and Director of Nir-Or since 1982. Under this capacity Mr. Tarter engineered and managed the development of over 250 computer-embedded systems for avionics and military applications.

      Mr. Ofer Yonach who is the largest shareholder of VDI, is also a director and shareholder of Nir-Or.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      There were no events to trigger compliance with Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

      The following summary compensation table shows the compensation paid during the last three fiscal years to the Company's chief executive officer. No executive officer received salary and bonus during the fiscal year ended December 31, 2003 in an aggregate amount which exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                                                         OTHER ANNUAL                 AWARDS
NAME AND PRINCIPAL POSITION         YEAR    SALARY       COMPENSATION             RESTRICTED STOCK
---------------------------         ----    ------       ------------             ----------------
Arie Hinkis, President              2003    $15,000           0                         0
                                    2002    $98,221           0                         0
                                    2001    $33,280           0                         0


EMPLOYMENT AND MANAGEMENT AGREEMENTS

      Arie Hinkis is employed by VDI pursuant to an Employment Agreement dated July 3, 2002. The agreement provides that Mr. Hinkis is paid a salary, starting on March 1, 2002, at the rate of $40,000 per year plus a bonus to be determined in the sole discretion of the Board of Directors. Since the formation of VDI until now Mr. Hinkis did not receive any payment from VDI on account of his salary. The amount accrued for his salary is included in our financial reports under "Accrued Expenses". During his stay in the USA we reimburse Mr. Hinkis on his hotel or rent expenses and we pay for his rented car. Mr. Hinkis was employed by VDL until December 2002. Arie Hinkis waived a total amount of $58,333 for 2002 and 2003, this waiver is reflected under additional paid in capital in the financial reports

DIRECTORS' COMPENSATION

      Directors are not paid for their services as directors. We do not currently have any formal policy as to the compensation we would offer independent directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of April 1, 2004 certain information with respect to the amount and nature of beneficial ownership of the Company's Class A Common Stock, par value $.01 per share ("Class A Stock") held by: (i) each person known to us to be a beneficial owner of more than 5% of the Company's outstanding Class A Stock and (ii) the directors and officers of the Company.

NAME AND ADDRESS OF
BENEFICIAL OWNER (1)                  CLASS OF SHARES               NUMBER OF SHARES             PERCENT (2)
--------------------                  ---------------               ----------------             -----------
Arie Hinkis, President and            Class A Common Stock          3,059,668(3)                 30.805%
director

Arie Hinkis, President and            Class B Common Stock          744                          100.000%
director

Nathan Tarter, director               Class A Common Stock          1,346,405                    14.882%

Directors and Executive               Class A Common Stock          4,406,073(4)                 44.361%
Officers as a group (2
persons)

Ofer Yonach                           Class A Common Stock          2,045,889                    22.614%

-----------------------

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

(3) Includes 421,607 shares of Class A Common Stock owned by Seed Money Holding (Voice Diary) Limited Partnership, of which Mr. Hinkis is the sole general partner, and 72,000 shares of Class A Common Stock owned by Seed Money Holding (Voice Diary) Limited Partnership, of which Mr. Hinkis is the sole general partner, and an aggregate of 885,255 shares of Class A Common Stock which may be issued to Mr. Hinkis upon conversion of an aggregate of 744 shares of Class B Common Stock, par value $.01 per share ("Class B Stock") held by Mr. Hinkis.

(4) Includes 1,346,405 shares of Class A Common Stock owned by Nathan Tarter and the shares associated with Mr. Hinkis under (3) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Under the agreement with Natali regarding the order of the CardioGSM, Natali purchased 384,817 shares of Class A Common Stock of the Company for a total of $ 3,848.17 to be paid on August 19, 2006. These shares are pledged to the Company to secure Natali's commitments under the CardioGSM order agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        Number           Description
        ------           -----------

         3.1      Certificate of Incorporation of the Company.*

         3.2 Certificate of Amendment of the Certificate of Incorporation of the Company+

         3.3      By-laws of the Company.*

         4.1      Form of Class A Common Stock Certificate.+

         4.2      Form of Class B Common Stock Certificate.+

         5.1      Opinion Regarding Legality.+

         10.1 Employment Agreement dated July 3, 2002 between Arie Hinkis and the Company.*

         10.2 Employment Agreement dated March 14, 2001 between VDL and Arie Hinkis*

         10.3 Share Purchase Agreement between the Company and Aryt, dated June 30, 2002.*

         10.4 Share Purchase Agreement between the Company and Seed Money Holding +

         10.5     (Voice Diary) LP, dated July 2, 2002.*

         10.6 Share Purchase Agreement between the Company and Arie Hinkis, dated July 2, 2002 (Class B Common Stock).*

         10.7 Loan Agreement between VDL and Bank for the Development of Industry in Israel Ltd., dated September 8, 2001.*

         10.8     Royalty Agreement between Aryt and VDL, dated as of June 30,
                  2002.*

         10.9 Share Purchase Agreement between the Company and Robogroup T.E.K. Ltd., dated September 4, 2002.*

         10.10 Share Purchase Agreement between the Company and Arie Hinkis, dated July 2, 2002 (Class A Common Stock).*

         10.11 Share Purchase Agreement between the Company and Nathan Tarter, dated May 9, 2003.+

         10.12 Share Purchase Agreement between the Company and Ofer Yonach, dated May 9, 2003.+.

         10.13    2003 Stock Option Plan.+

         21       Subsidiaries of the Registrant.+

         31.1 Certification by President and Chief Financial Officer Arie Hinkis pursuant to U.S.C. Securities 1350, as adopted pursuant to section 302 of the Sarbens-Oxley Act of 2002.

         31.2 Certification by President and Chief Financial Officer Arie Hinkis pursuant to U.S.C. Securities 1350, as adopted pursuant to section 906 of the Sarbens-Oxley Act of 2002.


      * Previously filed with our Form 10 filed October 7, 2002, as amended February 3, 2003.

      + Previously filed with our SB-2 registration statement filed May 15, 2003, as supplemented on December 15, 2003, in accordance with Rule 424(b)(3).

      (b) Reports on Form 8-K

            Listed below are reports on Form 8-K filed during the fiscal quarter ended December 31, 2003.

            None.

ITEM 14. CONTROLS AND PROCEDURES

      As required by United States Securities and Exchange Commission ("SEC") rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our principal executive and principal financial officer. Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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


                                          VOICE DIARY INC.
                                          (Registrant)

Dated: April 13, 2004

                                          /s/ Arie Hinkis
                                          -------------------------------------
                                          Arie Hinkis
                                          President and Chief Financial Officer


      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and the date indicated.


Dated: April 13, 2004

                                          /s/ Nathan Tarter
                                          -------------------------------------
                                          Nathan Tarter, Director