Form 10QSB
period 2004-03-31
VOICE DIARY INC
filed 2004-05-24
CIK 1173784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 9,047,036 shares of Class A Common Stock of par value $.01, and 744 shares of Class B Common Stock of par value $.01 as of May 24, 2004.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No  [X]


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31
                                                                                   UNAUDITED        DECEMBER 31
                                                                                     2004             2003
                                                                                  -----------    -----------
CURRENT ASSETS

Cash and cash equivalents                                                         $       874    $     3,340
Escrow deposit of proceeds from public offering                                       160,500        160,500
Trade accounts receivable                                                                 725          1,158
Other receivables and prepaid expenses                                                 10,635          4,526
Inventory                                                                               3,168          3,168
                                                                                  -----------    -----------
                                                                                      175,902        172,692

FIXED ASSETS, NET                                                                      26,743         28,913
                                                                                  -----------    -----------

                                                                                  $   202,645    $   201,605
                                                                                  ===========    ===========
CURRENT LIABILITIES
Short-term bank borrowings and current portion of long term debt                      124,858       125,541$
Trade accounts payable                                                                 66,429         58,867
Accrued expenses                                                                      257,249        243,320
Bridge loan                                                                             8,174          8,452
Other payables                                                                         83,213         83,290
                                                                                  -----------    -----------
                                                                                      539,923        519,470

LONG TERM LIABILITIES
Long term loans from banks                                                                 --             --
Liabilities for severance pay                                                          11,305         11,690
                                                                                  -----------    -----------
                                                                                       11,305         11,690

SHAREHOLDERS' DEFICIENCY
Share capital:
  Shares of Class A Common Stock $0.01 par value Authorized - 20,000,000 shares as of December 31, 2003
  Issued and Outstanding - 9,047,036 shares as of December 31, 2003                    90,470         90,470
   Shares of Class B Common Stock $ 0.01 par value
   Authorized - 10,000 shares
   Issued and Outstanding - 744 shares as of December 31, 2003                              7              7
Additional paid-in capital                                                          2,320,745      2,320,745
Subscription receivable                                                                (3,848)        (3,848)
Deficit accumulated during the development stage                                   (2,755,957)    (2,736,929)
                                                                                  -----------    -----------
                                                                                     (348,583)      (329,555)
                                                                                  -----------    -----------
                                                                                  $   202,645    $   201,605
                                                                                  ===========    ===========

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements


                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                                                                   CUMULATIVE
                                                                 FROM OCTOBER 1,
                                                                  1993 (DATE OF
                                                                  COMMENCEMENT
                                                                 OF OPERATIONS)
                                    THREE MONTHS ENDED MARCH 31   TO MARCH 31
                                     -------------------------   --------------
                                        2004            2003         2004
                                     ----------     ----------    ----------

REVENUES                             $    1,062     $  71,611     $  724,911

  Cost of revenues                           68         37,060       632,018
                                     ----------     ----------    ----------
  GROSS PROFIT                              994         34,551        92,893

  OPERATING COSTS AND EXPENSES

  Research and development expenses          --          4,305     1,125,553

  Marketing, general and
    administrative expenses              24,811         33,602     1,356,728
                                     ----------     ----------    ----------

OPERATING LOSS                          (23,817)        (3,356)   (2,389,388)

Financial expenses (income), net         (2,747)         2,078       401,343

Other income, net                         2,043          7,116        34,774
                                     ----------     ----------    ----------

NET INCOME (LOSS) FOR THE PERIOD     $  (19,027)    $    1,682   $(2,755,957)
                                     ==========     ==========   ===========
EARNINGS (LOSS) PER SHARE:
Basic and diluted                    $       --    $        --
                                     ==========     ==========
Weighted average number of shares
used in computing basic and
diluted loss per share                9,047,780      2,380,799
                                     ==========     ==========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements


                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
           UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS

                                                                                 CUMULATIVE FROM
                                                                                 OCTOBER 1, 1993
                                                                                    (DATE OF
                                                                                 COMMENCEMENT OF
                                                                                   OPERATIONS)
                                                     THREE MONTHS ENDED MARCH 31   TO MARCH 31
                                                        2004          2003           2004
                                                    ----------     ----------     ----------
CASH FLOWS - OPERATING ACTIVITIES

Net income (loss) for the period                    $  (19,028)    $    1,682    $(2,755,957)
Adjustments to reconcile net loss
  to net cash used in operating activities
  (Appendix A)                                          17,245        (13,351)     1,069,190
                                                    ----------     ----------     ----------
Net cash used in operating activities                   (1,783)       (11,669)    (1,686,767)

CASH FLOWS - INVESTING ACTIVITIES
Escrow deposit                                              --             --       (160,500)
Proceeds from sale of fixed assets                          --             --          2,503
Purchase of fixed assets                                    --             --       (156,239)
                                                    ----------     ----------     ----------
Net cash used in investing activities                       --             --       (314,236)

CASH FLOWS - FINANCING ACTIVITIES
Repayment of long - term loans                              --         (5,993)      (110,915)
Proceeds from long - term loans                             --             --        210,858
Short - term bank credit, net                             (683)           267         23,002
Short - term loans from Related Party                       --             --        649,289
Bridge loan, net                                            --         14,435          8,452
Issuance of shares                                          --             --      1,221,191
                                                    ----------     ----------     ----------
Net cash provided by financing activities                 (683)         8,709      2,001,877
                                                    ----------     ----------     ----------

Increase (decrease) in cash and cash equivalents        (2,466)        (2,960)           874

Cash and cash equivalents - beginning of period          3,340         13,019             --
                                                    ----------     ----------     ----------
Cash and cash equivalents - end of period           $      874     $   10,059     $      874
                                                    ==========     ==========     ==========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements


                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
           UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS
                                                                                                        CUMULATIVE FROM
                                                                                                        OCTOBER 1, 1993
                                                                                                           (DATE OF
                                                                                                        COMMENCEMENT OF
                                                                                   THREE MONTHS ENDED   OPERATIONS) TO
                                                                                        MARCH 31           MARCH 31
                                                                                 ----------------------   ---------
                                                                                    2004         2003       2004
                                                                                 ---------    ---------   ---------
APPENDIX A -
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH FROM OPERATING ACTIVITIES

   INCOME AND EXPENSE ITEMS NOT
     INVOLVING CASH FLOWS:

   Depreciation and amortization                                                 $   2,170    $   2,171    $ 128,721
   Exchange - rate loss                                                               (278)       1,420        1,635
   Liabilities for severance pay                                                      (385)         642       11,305
   Gain on sale of fixed assets                                                         --           --       (1,728)
   Waiver of management fee                                                             --           --       58,333
   Non-cash compensation expenses                                                       --           --      478,561
                                                                                 ---------    ---------    ---------
                                                                                     1,507        4,233      676,827
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Decrease (increase) in trade accounts receivable                                    433      (29,885)         725
   Increase in receivables and other current assets                                 (6,109)      (2,116)     (10,635)
   Increase in inventories                                                              --      (11,777)      (3,168)
   Increase in trade accounts payable                                                7,562       19,538       66,429
   Increase in payables and other current liabilities                               13,852        6,656      340,462
                                                                                 ---------    ---------    ---------
                                                                                    15,738      (17,584)     392,363
                                                                                 ---------    ---------    ---------

                                                                                 $  17,245    $ (13,351)  $1,069,190
                                                                                 =========    =========   ==========
APPENDIX B -
NON CASH TRANSACTIONS
   Waiver of loan by principal
    shareholder in exchange for rights to royalties                             $      --    $      --   $ 649,289
                                                                                =========    =========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                  $      81    $     500   $  144,990
                                                                                =========    =========   ==========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      Voice Diary Inc. ("the Company") was incorporated in the State of Delaware on February 26, 2002. In June 2002, the Company acquired approximately 99.8% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("the Subsidiary"). The Subsidiary began its operations in 1993 and has been in the development stage since then. Under generally accepted accounting principles, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the Subsidiary for all periods from inception of the Subsidiary.

      The accompanying un-audited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these interim consolidated financial statements do not include all of the information required by GAAP for complete financial statements. Management believes that the accompanying un-audited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These un-audited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Quarterly Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of March 31, 2004 of $2,755,957 and working capital deficit as of March 31, 2004 of $364,021 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002 the Company operations were carried out with a significantly reduced staff.

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

      The Company plans to meet its obligations by entering into installment arrangements and by arrangements deferring payments until future financing is obtained. Item 2. Management's Discussion and Analysis

FORWARD LOOKING STATEMENTS
      Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver the CardioGSM to Natali Ltd. on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies that provide emergency homecare products to cardiac patients; 3) our ability to continue to develop and market products to the blind and visually impaired; 4) our ability to raise sufficient capital in order to effectuate our business plan; and 5) our ability to retain our key executives.

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

DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN ISSUE
      The Company is in the development stage and has not generated significant revenues. The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at March 31, 2004 of $2,755,957 and a working capital deficit at March 31, 2004 of $364,021 that raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002, the company's operations were carried out with a significantly reduced staff. The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations which are contingent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DESCRIPTION OF BUSINESS

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

      At present we do not have the money to develop the CardioGSM. We intend to raise the necessary funds, about $1,000,000, in the third quarter of 2004. Based on the CardioGSM we intend to develop a new Cellular Voice PDA, the "VoicePilot", for the blind and visually impaired. The VoicePilot will replace our existing products that will be discontinued.

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

      In May 2003, The Company filed a registration statement with the Securities Exchange Commission (the "SEC") to register 2,400,000 shares of Class A Common Stock to be offered to the public, 2,726,470 shares of Class A Common Stock to be offered by selling shareholders, 1,000,000 shares of Class A Common Stock to be issued pursuant to a stock option plan for employees and suppliers, and 1,618,885 shares of Class A Common Stock to be issued upon the conversion of Class B Common Stock. The SEC granted effectiveness to the registration statement in June 2003. The offering was closed on December 15, 2003. The Company sold to the public 2,297,257 shares of Class A Common Stock at a price of $0.07. 1656 shares of the Class B Common Stock were converted into 1,618,885 shares of Class A Common Stock. An application for listing the shares was filed with NASD on December 2003. We still have not received a final approval.

RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Three Months Ended March 31, 2004 Compared to Three Months ended March 31, 2003
      Our  revenues  decreased  from $71,000 to $1,000 in the three months ended
March 31, 2004 over the three months period ended March 31, 2003 due to the decrease in the sales of the IMP as we ran out of stock and decided to discontinue the IMP and wait for our next generation product before we launch a new marketing effort.

      Because of our limited sales our gross profit for the period does not reflect our Cost of Goods Sold. In the same period of 2003 our gross profit was 48%.

      We had no research and development expenses in the period and only a marginal expense in the same period of 2003. We eliminated our research and development team in the second quarter of 2003 due to budgetary constraints.

      Marketing, general and administrative expenses decreased in this period by $8,800 (approximately 26%) compared to the same period in 2003, due to decreased marketing activity in an effort to reduce expenses. In the period most of the management expenses were incurred in the effort to raise capital to the company.

      Our financial expenses in the three months ended March 31, 2004, compared to the three months ended March 31, 2003 were $2,747 compared to financial profit of $2,078 in the first quarter of 2003. The change is mainly due to changes in the exchange rates of the Israeli New Shekel vs. the US dollar.

      Our other income for the period came from sales of computer board to a related party. In the parallel period of 2003 other income was from consulting services to a related party.

      Our loss in the first quarter of 2004 was $19,000 compared to a profit of $1,600 in the same period of 2003. The loss in the recent period was a result of the sharp decrease in sales.

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

      The Israeli Tax Authority, the Israeli National Security and the Israeli Discount Bank, have seized the bank account of our subsidiary Voice Diary Ltd in Israel. We expect to reach a settlement with the creditors to lift the seizure.

      We had a deficit in working capital of $364,021 as of March 31, 2004. We plan to meet our obligations by entering into installment arrangements and by arrangements deferring payments until future financing is obtained. Our operating budget is about $12,000 a month. Our available funds will permit us to operate under this budget until the end of 2004. We will seek to raise money through the sale of our equity in private or public transactions. If we will not be able to raise money we are facing the risk of being unable to continue our operations.

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


Item 2. Changes in Securities and use of proceeds

        None

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

            31.1 Certification by President and Chief Financial Officer Arie Hinkis pursuant to U.S.C. Securities 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification by President and Chief Financial Officer Arie Hinkis pursuant to U.S.C. Securities 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

      Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2004.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VOICE DIARY INC.
                                             (Registrant)

Dated:  May 24, 2003
                                           /s/ Arie Hinkis
                                           -------------------------------------
                                           Arie Hinkis
                                           President and Chief Financial Officer