Form 10QSB
period 2004-06-30
VOICE DIARY INC
filed 2004-08-16
CIK 1173784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

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


                    200 Robbins Lane, Jericho, New York 11753
                    (Address of principal executive offices)


                                 (516) 939-0400
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 9,642,036 shares of Class A Common Stock of par value $.01, and 744 shares of Class B Common Stock of par value $.01, as of August 10, 2004.


Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                VOICE DIARY INC.
                                ----------------
                         (A DEVELOPMENT - STAGE COMPANY)
                         -------------------------------
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  ---------------------------------------------


                                                        June 30      December 31
                                                        --------       --------
                                                       Unaudited
                                                        --------       --------
                                                        2 0 0 4         2 0 0 3
                                                        --------       --------
CURRENT ASSETS
Cash and cash equivalents                               $162,044       $  3,340
Escrow deposit of proceeds from public offering               --        160,500
Trade accounts receivable                                     --          1,158
Other receivables and prepaid expenses                     2,154          4,526
Inventory                                                     --          3,168
                                                        --------       --------
                                                         164,198        172,692
                                                        --------       --------
FIXED ASSETS, NET                                         24,573         28,913
                                                        --------       --------
                                                        $188,771      $ 201,605
                                                        ========      =========

CURRENT LIABILITIES
Short-term  bank  borrowings and current  portion of    $253,425       $125,541
  long term debt
Trade accounts payable                                    87,724         58,867
Accrued expenses                                         249,116        243,320
Bridge loan                                                8,260          8,452
Other payables                                            77,691         83,290
                                                        --------       --------
                                                         676,216        519,470
                                                        --------       --------

LONG TERM LIABILITIES
Liabilities for severance pay                             11,382         11,690
                                                        --------       --------

SHAREHOLDERS' DEFICIENCY
Share capital:

  Shares of Class A Common Stock $0.01 par value

  Authorized  -  20,000,000  shares  as of June  30,
  2004 and December 31 2003,  Issued and Outstanding
  - 9,  047,036  shares  as of  June  30,  2004  and
  December 31, 2003.                                          90,470      90,470
  Shares of Class B Common Stock $ 0.01 par value

  Authorized - 10,000 shares.

  Issued  and  Outstanding  - 744  shares as of June
  30, 2004 and December 31, 2003.                                  7           7
Additional paid-in capital                                 2,320,745   2,320,745
Subscription receivable                                      (3,848)     (3,848)
Deficit accumulated during the development stage         (2,906,201) (2,736,929)
                                                         ----------  ----------
                                                           (498,827)   (329,555)
                                                           ---------   ---------

                                                            $188,771    201,605$
                                                            ========    ========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATION


                                                                              Cumulative from
                                                                              October 1, 1993
                                                                                 (date of
                                                                               commencement
                                Three months ended      Six months ended      of operations)
                                     June 30                 June 30            to June 30
                                -------------------------------------------------------------
                                2 0 0 4    2 0 0 3     2 0 0 4     2 0 0 3          2 0 0 4
                                -------    -------     -------     -------      -------------

Revenues                           $495      $1,181       $1,557    $72,792          $725,406

Cost of revenues                  3,789       2,994        3,857     40,054           635,807
                                -------      -------     -------     -------    -------------
Gross profit (loss)              (3,294)     (1,813)      (2,300)    32,738            89,599

Operating costs and expenses

Research and development
  expenses                           --       9,501           --     13,806         1,125,553

 Marketing, general and
  administrative expenses        20,472      63,537       45,283     97,139         1,377,200
                                -------      -------     -------     -------    -------------

 Operating loss                 (23,766)    (74,851)     (47,583)   (78,207)       (2,413,154)

 Financial expenses, net        129,979      15,434      127,232     17,512           531,322

 Other income, net               (3,501)        (96)      (5,543)    (7,212)          (38,275)
                                -------      -------     -------     -------    -------------

 Net loss for the period      $(150,244)   $(90,189)  $(169,272)   $(88,507)      $(2,906,201)
                              ==========    ========   =========   =========      ============
 Loss per share:
 Basic and diluted               $(0.02)     $(0.04)     $(0.02)     $(0.04)

Weighted average number
  of shares used in
  computing basic and diluted
  loss per Share               9,047,780  2,554,835    9,047,780  2,467,817
                               =========  =========    =========  =========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
           UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS

                                                                                            Cumulative from
                                                                                            October 1, 1993
                                                                                               (date of
                                                                                             commencement
                                                                Six months ended            of operations)
                                                                    June 30                  to June 30
                                                            ---------------------------     ---------------
                                                              2 0 0 4        2 0 0 3            2 0 0 4
                                                            ----------     ------------      -------------

 CASH FLOWS -  OPERATING ACTIVITIES
 Net loss for the period                                     $(169,272)      $(88,507)       $(2,906,201)
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities (Appendix A)        168,606         38,251          1,220,465
                                                             ----------    -----------       -------------
 Net cash used in operating activities                            (666)       (50,256)       $(1,685,736)
                                                             ----------    -----------       -------------

 CASH FLOWS - INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                                  --             --              2,503
 Purchase of fixed assets                                            --             --          (156,239)
 Escrow Deposit                                                 160,500             --                 --
                                                             ----------    -----------       -------------
 Net cash provided by (used in) investing activities            160,500             --          (153,736)
                                                             ----------    -----------       -------------

 CASH FLOWS - FINANCING ACTIVITIES
 Repayment of long-term loans                                        --       (16,521)          (110,915)
 Proceeds from long-term loans                                       --             --            210,858
 Short-term bank credit, net                                    (1,130)          7,052             22,555
 Short-term loans from Related Party                                 --              -            649,289
 Bridge loan, net                                                    --          2,167              8,538
 Issuance of shares                                                  --         53,915          1,221,191
                                                             ----------    -----------       -------------
 Net cash provided by financing activities                      (1,130)         46,613          2,001,516

                                                             ----------    -----------       -------------
 Increase (decrease) in cash and cash equivalents               158,704        (3,643)            162,044

 Cash and cash equivalents - beginning of period                  3,340         13,019                 --
                                                             ----------    -----------       -------------
 Cash and cash equivalents - end of period                      162,044         $9,376           $162,044
                                                             ==========    ===========       =============

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
           UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS

                                                                                        Cumulative from
                                                                                        October 1, 1993
                                                                                            (date of
                                                                                          commencement
                                                                Six months ended         of operations)
                                                                    June 30                to June 30
                                                              ---------------------     ---------------
                                                                2 0 0 4      2 0 0 3        2 0 0 4
                                                                -------      -------        -------
   Appendix A - Adjustments to reconcile loss to net cash
   from operating activities

 Income and expense items not
   involving cash flows:
 Depreciation and amortization                                   $4,340        $4,340        $130,891
 Interest and exchange-rate (gain) loss                         128,822         2,231         130,649
 Liabilities for severance pay                                    (308)         1,239          11,382
 Gain on sale of fixed assets                                        --            --         (1,728)
 Waiver of management fees                                           --            --          58,333
 Non-cash compensation expenses                                      --            --         478,561
                                                              ---------      --------     -----------
                                                                132,854         7,810         808,088
                                                              ---------      --------     -----------

 Changes in operating assets and liabilities:
 Decrease (increase) in trade accounts receivable                 1,158      (16,485)               0
 Decrease (increase) in receivables and other
   current assets                                                 2,372      (15,676)         (2,154)
 Increase in inventories                                          3,168       (9,344)              --
 Increase (decrease) in trade accounts payable                   28,857        17,158          87,724
 Increase in payables and other current liabilities                 197        54,788         326,807
                                                              ---------      --------     -----------
                                                                 35,752        30,441         412,377
                                                              ---------      --------     -----------
                                                               $168,606       $38,251      $1,220,465
                                                              =========      ========     ===========

 Appendix B -

 Non cash transactions
 Waiver of loan by principal
   shareholder  in exchange for
   rights to royalties                                              $--           $--        $649,289
                                                              =========      ========     ===========

 Waiver of management fees
   by CEO and shareholder                                           $--       $33,000             $--
                                                              =========      ========     ===========

 Supplemental disclosure of cash flow
   information:
 Cash paid during the period for:
 Interest                                                           $82        $2,181        $144,991
                                                              =========      ========     ===========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                      VOICE DIARY INC.
                               (A DEVELOPMENT-STAGE COMPANY)
             UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -BASIS OF PRESENTATION

      Voice Diary Inc. ("the Company") was incorporated in the State of Delaware on February 26, 2002. In June 2002, the Company acquired approximately 99.8% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("VDL" or the "Subsidiary"). The Subsidiary began its operations in 1993 and has been in the development stage since then. Under generally accepted accounting principles, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the Subsidiary for all periods from inception of the Subsidiary.

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these interim consolidated financial statements do not include all of the information required by GAAP for complete financial statements. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These un-audited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of June 30, 2004 of $2,906,201 and working capital deficit as of June 30, 2004 of $512,018 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002 the Company's operations have been carried out with a significantly reduced staff.

      The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations, which are contingent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - OVER THE COUNTER BULLETIN BOARD

      On June 22, 2004, the Class A Common Stock of the Company was approved for listing on the Over-The-Counter Bulletin Board. The Company's symbol is VDYI.

NOTE 4 - SUBSEQUENT EVENTS

      1. On August 9, 2004, the Company decided to temporarily suspend the operations of VDL in Israel until such time as it reaches a settlement with several creditors who seized VDL's bank account in Israel, which contained approximately $400, and have engaged the Enforcement of Justice Office for collection proceedings against VDL for debt amounting to approximately $220,000 to the Industrial Development Bank of Israel Ltd ("IDBI"), including penalties and interest. The entire amount has been accrued in these statements. The financial statements of the Company will change if VDL will go to receivership. The pro-forma effect would be as follows:


                                                                      June 30
                                                                     Unaudited
                                                                      2 0 0 4
                                                                     -----------
CURRENT ASSETS
Cash and cash equivalents                                               $160,500
                                                                     -----------
                                                                        $160,500
                                                                     ===========

CURRENT LIABILITIES
Trade accounts payable                                                   $10,931
Accrued expenses                                                          60,000
Other payables                                                            14,384
                                                                     -----------
                                                                          85,315
                                                                     -----------

SHAREHOLDERS' DEFICIENCY
Share capital:

  Shares of Class A Common Stock $0.01 par value

  Authorized  -  20,000,000  shares  as of June  30,  2004  and
  December 31 2003,  Issued and Outstanding - 9, 047,036 shares
  as of June 30, 2004 and December 31, 2003.                              90,470
  Shares of Class B Common Stock $ 0.01 par value

  Authorized - 10,000 shares.

  Issued and  Outstanding  - 744 shares as of June 30, 2004 and
  December 31, 2003.                                                           7
Additional paid-in capital                                             2,894,757
Subscription receivable                                                  (3,848)
Deficit accumulated during the development stage                     (2,906,201)
                                                                     -----------
                                                                          75,185
                                                                     -----------
                                                                        $160,500
                                                                     ===========

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      2. On July 20, 2004, the Company filed a registration statement on form S-8 to register 1,000,000 shares of Class A Common Stock to be issued upon exercise of options granted under the Company's 2003 Stock Option Plan. On July 26, 2004, the Company issued 595,000 shares of Class A Common Stock upon exercise of options granted under the 2003 Stock Option Plan. The exercise price was $0.01 and the proceeds received were $5,950. On August 14, 2004, the Company granted 180,941 options under the 2003 Stock Option Plan in consideration for solicitation services provided in relation to the order from Natali. The exercise price is $0.01.

      3. On July 27, 2004, the Company signed an agreement with Natali (the company for emergency medical services in Israel) Ltd. ("Natali"), under which the Company is to develop a new product that will embed an EKG device inside a cellular phone. The order is for $3,000,000 but can be reduced to $750,000.

      4. On August 14, 2004, the Company signed an agreement with Itzhak Tavori who holds U.S. Patent No. 5724025 and EU Patent application Number 97102255.3 (the "Patents"). The Patents cover claims regarding a portable vital-signs monitor. The agreement gives the Company non-exclusive licensing rights to develop, manufacture and sell products using the Patents. The Company will be using the Patents in the development of the CardioGSM. The license is granted in consideration for 3% royalties of revenues from products developed by the Company under the Patents up to $400,000 and up to 271,410 shares of Class A Common Stock (approximately 3% of the current outstanding shares) to be issued pro-rata to orders received up to $3,000,000. After royalty payments of $300,000 the Patents will be fully assigned to the Company without payment of additional consideration.

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

Development stage enterprise and going concern issue

      The Company is in the development stage and has not generated significant revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of June 30, 2004, of $2,906,201 and working capital deficit as of June 30, 2004, of $512,018 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002 the Company operations have been carried out with a significantly reduced staff.

      The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations, which are contingent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure.

DESCRIPTION OF BUSINESS

      We develop, manufacture and market personal digital assistants ("PDAs") targeted to niche markets where mainstream products are not addressing the needs of the customers.

      We were incorporated in the State of Delaware on February 26, 2002. In June 2002, we acquired approximately 99.8% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("VDL" or the "Subsidiary"). The Subsidiary began its operations in 1993 and has been in the development stage since then.

      The Subsidiary developed several models of a PDA for the blind and visually impaired. The latest model is named IMP. The subsidiary's accumulated sales amount to 4,500 units for revenues of about $700,000. VDL has no inventory of its products and it does not plan to manufacture these products again because the market for the products is estimated to be very low.

      On August 9, 2004, we decided to temporarily suspend the operations of the Subsidiary in Israel until such time as we reach a settlement with several creditors who seized VDL's bank account in Israel, which contained approximately $400, and have engaged the Enforcement of Justice Office for collection proceedings against VDL for debt amounting to approximately $220,000, including penalties and interest. We believe that by law these creditors cannot proceed against the Company directly. We can give no assurance that we will reach a settlement with these creditors. The attached financial reports indicate how our financial statements may change if VDL will goes into receivership. The main effect will be a substantial decrease in our deficit in working capital.

      On August 18, 2003, we signed an agreement with Natali (the company for emergency medical services in Israel) Ltd. ("Natali"), an Israeli company that provides emergency services to Homecare patients. The agreement was reaffirmed and revised on July 27, 2004. Under the revised agreement we will provide Natali with 10,000 units of a GSM cellular phone that has an integrated EKG (ECG) device (the "CardioGSM"). Natali has the right to reduce the order to 2,500 units. The value of the order is $3,000,000, unless the order is reduced to 2,500 units, in which case the value is $750,000. The CardioGSM will permit cardiac patients that are subscribers to Natali's services to take their own EKG wherever they are and transmit the results via the embedded cellular phone to Natali's emergency center for doctor evaluation. The CardioGSM will also operate as a regular cellular phone. The price to be paid by Natali for the CardioGSM will be $300 or cost plus 20%, whichever is higher. However, if the price exceeds $350, Natali may cancel the order. Natali may also cancel the order if a third party claims that the CardioGSM infringes its patents. The Company has agreed to indemnify Natali in the event of any such infringement.

      The Company is obligated to deliver the first shipment of 1,000 units by December 2005. If the Company fails to do so, the order may be cancelled, but without penalty to the Company.

      On August 14, 2004, the Company signed an agreement with Itzhak Tavori who holds U.S. Patent No. 5724025 and EU Patent application Number 97102255.3 (the "Patents"). The Patents cover claims regarding a portable vital-signs monitor. The agreement gives the Company non-exclusive licensing rights to develop, manufacture and sell products using the Patents. The Company will be using the Patents in the development of the CardioGSM. The license is granted in consideration for 3% royalties of revenues from products developed by the Company under the Patents up to $400,000 and up to 271,410 shares of Class A Common Stock (approximately 3% of the current outstanding shares) to be issued pro-rata to orders received up to $3,000,000. After royalty payments of $300,000 the Patents will be fully assigned to the Company without payment of additional consideration.

      At present we do not have the money to develop the CardioGSM. We intend to raise the necessary funds, about $1,000,000, in the fourth quarter of 2004. Although we are now in discussions regarding various capital-raising alternatives, there can be no guarantee that we will be successful in raising the funds. If we fail to notify Natali by the end of 2004 that we have the necessary funds and have started development of the CardioGSM, Natali has the right to cancel the order.

      Based on the know-how we will acquire in the development of the CardioGSM, we intend to develop a new cellular voice PDA, the "VoicePilot", for the blind and visually impaired. In developing the VoicePilot we will not be using the intellectual property that belongs to the Subsidiary. However, we expect that claims to the contrary may be presented by the Chief Scientist of the Ministry of Industry and Trade of the Government of Israel that participated in the development of the intellectual property of the Subsidiary, or by a receiver to the assets of VDL if one is appointed. We believe that such claims have no basis and will not prevail.

      In addition to these developments we are looking to expand our core technology and add additional lines of products to complement our growth through strategic acquisitions or mergers. Although there have been some preliminary discussions in this direction, there are no concrete discussions ongoing at this time, and we can make no assurances that we will be able to complete any such transactions on terms favorable to us.

      On June 22, 2004, our Class A Common Stock was approved for listing on the Over-the-Counter Bulletin Board. Our symbol is VDYI.

      On July 20, 2004, the Company filed a registration statement on form S-8 to register 1,000,000 shares of Class A Common Stock to be issued upon exercise of options granted under the Company's 2003 Stock Option Plan. On July 26, 2004, the Company issued 595,000 shares of Class A Common Stock upon exercise of options granted under the 2003 Stock Option Plan. The exercise price was $0.01 and the proceeds received were $5,950. The options were issued to members of our advisory board, which was expanded during the last few months to include professionals in public relations, corporate matters, finance, mergers and acquisitions. On August 14, 2004, the Company granted 180,941 options under the 2003 Stock Option Plan in consideration for solicitation services provided in relation to the order from Natali. The exercise price is $0.01.

      Our staff consists of a group of dedicated professionals that work, mostly on a part-time basis, for no compensation. If we are able to raise the funds necessary to continue our development plans, these individuals would be retained on a regular basis.

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Six Months Ended June 30, 2004 Compared to Six Months ended June 30, 2003

      Our revenues decreased from $72,792 to $1,557 as the sales of the IMP practically halted as the Subsidiary ran out of stock and we decided to discontinue the IMP and wait for our next generation product before we launch a new marketing effort.

      Our cost of goods sold reflects our writing off of our Subsidiary's inventory.

      We had no research and development expenses in this period. We eliminated our research and development team in the second quarter of 2003 due to budgetary constraints and the expense in the comparable period of 2003 is related to the phasing-out of research and development activity.

      Marketing, general and administrative expenses decreased in this period by $51,856 (approximately 54%) compared to the same period in 2003, due to decreased marketing activity in an effort to reduce expenses. In the period most of the management expenses were incurred in the effort to raise capital for the Company.

      Our financial expenses in the six months ended June 30, 2004, were $127,232 compared to financial expenses of $17,512 in the first six months of 2003. The increase is mainly due to penalties set on the Subsidiary for debt that is the subject of Enforcement of Judgment proceedings.

      Our other income for the period came from sales of computer boards to a related party. In the same period of 2003 other income was from consulting services to a related party.

      Our loss in the first two quarters of 2004 was $169,272 compared to a loss of $88,507 in the same period of 2003. The increase in loss in the recent period was a result of the sharp increase in our financial expenses, mostly due to the penalties on the loan from the Bank for Industrial Development of Israel Ltd. ("IDBI").

Three Months Ended June 30, 2004 Compared to Three Months ended June 30, 2003

      Our revenues were negligible in both periods. This was a result of the decrease in the sales of the IMP as we ran out of stock and decided to discontinue the IMP and wait for our next generation product before we launch a new marketing effort.

      Our cost of goods sold in the period reflects the writing off or our Subsidiary's inventory.

      We had no research and development expenses in this period as we eliminated our research and development team in the second quarter of 2003 due to budgetary constraints. The expense of $9,501 in the previous period reflects phasing-out expenses.

      Our marketing, general and administrative expenses in the period decreased in by $43,065 (approximately 66%) compared to the same period in 2003, due to decreased marketing activity in an effort to reduce expenses. In the period most of the management expenses were incurred in the effort to raise capital to the company.

      Our financial expenses in the three months ended June 30, 2004, were $129,979 compared to financial expenses of $15,434 in the second quarter of 2003. The increase is mainly due to penalties set on our Subsidiary for debt that is the subject of Enforcement of Judgment proceedings.

      Our other income for the period came from sales of computer board to a related party. In the previous period our other income was negligible.

      Our loss in the second quarter of 2004 was $150,244 compared to a loss of $90,189 in the same period of 2003. The increase is mainly due to penalties set on our Subsidiary for debt that is the subject of Enforcement of Judgment proceedings.

Liquidity

      VDL has a deficit in working capital and accumulated deficit as of June 30, 2004 of $612,193 and $2,230,115, respectively. On August 9, 2004, we decided to temporarily suspend the operations of VDL in Israel until such time as we reach a settlement with several creditors who seized VDL's bank account in Israel, which contained approximately $400, and have engaged the Enforcement of Justice Office for collection proceedings against VDL for debt amounting to approximately $220,000, including penalties and interest. We plan to meet the obligations of VDL by reaching settlement with the creditors that defers payments until future financing is obtained. We can give no assurance that we can reach a settlement. We believe that by law these creditors cannot proceed against the Company directly. The financial statements include disclosure on a pro-forma basis presenting how our financial statements may change if VDL will enter into receivership. The main effect will be a substantial decrease in our deficit in working capital.

      Our operating budget is about $12,000 a month. Our available funds will permit us to operate under this budget until the end of 2004. We will seek to raise money through the sale of our equity in private or public transactions. If we are unable to raise money we face the risk of being unable to continue our operations.

      Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. Our independent certified public accountants stated in their report on our financial statements as of December 31, 2003, that our recurring losses from operations, negative working capital and shareholders' deficiency raise substantial doubt about our ability to continue as a going concern.

      See Part II Item 1, "Legal Proceedings", regarding litigation initiated by creditors against VDL.

Item 3. Controls and Procedures

      As required by United States Securities and Exchange Commission ("SEC") rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our principal executive and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

      Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      The Company is working closely with its corporate and securities lawyers to ensure that it maintains compliance with the Sarbanes-Oxley Act of 2002, and the SEC regulations promulgated pursuant to that Act.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings


      The Israeli Tax Authority sued VDL and our President for a debt of about $30,000, including penalties, for failure to transmit tax deductions at source from employees and for failure to timely file VDL's tax returns for 2002.

      The Industrial Development Bank of Israel Ltd., ("IDBI") started collection proceedings against VDL through the Enforcement of Judgment Office. The sum claimed is about $220,000. We intend to negotiate a settlement. If we fail this may lead to the appointment of receiver for VDL.

      The Israeli Tax Authority, the Israeli National Security and the Israeli Discount Bank have seized the bank account of our subsidiary VDL in Israel. The account contained approximately $400. We expect to reach a settlement with these creditors but can give no assurance that we will succeed in doing so.

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            10.1 Agreement with Natali dated August 18, 2003. (Translation from the Hebrew original.)*

            10.2 Addendum dated July 27, 2004, to the agreement with Natali. (Translation from the Hebrew original.)

            10.3 Patents licensing agreement with Itzhak Tavori dated August 14, 2004.

            31.01 Certification by President and Chief Financial Officer Arie Hinkis pursuant to U.S.C. Securities 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

            31.02 Certification by President and Chief Financial Officer Arie Hinkis pursuant to U.S.C. Securities 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
* Previously filed with Form 10-QSB filed November 14, 2003.

      (b) Reports on Form 8-K

            Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2004.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VOICE DIARY INC.
                                           (Registrant)


Dated:  August 14, 2004

                                             /s/ Arie Hinkis
                                           -------------------------------------
                                           Arie Hinkis
                                           President and Chief Financial Officer