Form 10QSB
period 2004-09-30
VOICE DIARY INC
filed 2004-11-15
CIK 1173784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

          (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

               [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 9,922,977 shares of Class A Common Stock of par value $.01, and 744 shares of Class B Common Stock of par value $.01, as of November 10, 2004.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30       DECEMBER 31
                                                                                     UNAUDITED
                                                                                      2 0 0 4            2 0 0 3
                                                                                    -----------        -----------
CURRENT ASSETS
Cash and cash equivalents                                                           $    32,393        $     3,340
Escrow deposit of proceeds from public offering                                              --            160,500
Trade accounts receivable                                                                    --              1,158
Other receivables and prepaid expenses                                                   12,965              4,526
Inventory                                                                                    --              3,168
                                                                                    -----------        -----------
                                                                                         45,358            172,692
                                                                                    -----------        -----------

FIXED ASSETS, NET                                                                        23,811             28,913
                                                                                    -----------        -----------

                                                                                    $    69,169        $   201,605
                                                                                    ===========        ===========

CURRENT LIABILITIES
Short-term bank borrowings and current portion of long term debt                    $   231,750        $   125,541
Trade accounts payable                                                                   78,305             58,867
Accrued expenses                                                                        222,046            243,320
Bridge loan                                                                               8,269              8,452
Other payables                                                                           62,311             83,290
                                                                                    -----------        -----------
                                                                                        602,681            519,470
                                                                                    ===========        ===========

LONG TERM LIABILITIES
Liabilities for severance pay                                                            11,421             11,690

SHAREHOLDERS' DEFICIENCY
Share capital:
  Shares of Class A Common Stock $0.01 par value
  Authorized - 20,000,000 shares as of  September  30, 2004 and December 31
  2003,  Issued and  Outstanding - 9,642,036  shares as of September 30, 2004
  and 9,047,036 shares as of December 31, 2003                                           96,420             90,470
   Shares of Class B Common Stock $ 0.01 par value
   Authorized - 10,000 shares
   Issued and  Outstanding - 744 shares as of September 30, 2004 and December
   31, 2003                                                                                   7                  7
Additional paid-in capital                                                            2,454,683          2,320,745
Subscription receivable                                                                  (4,048)            (3,848)
Deficit accumulated during the development stage                                     (3,091,995)        (2,736,929)
                                                                                    -----------        -----------
                                                                                       (544,933)          (329,555)
                                                                                    -----------        -----------

                                                                                    -----------        -----------
                                                                                    $    69,169        $   201,605
                                                                                    ===========        ===========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                                                                                                  CUMULATIVE FROM
                                                                                               OCTOBER 1, 1993 (DATE
                                                                                                 OF COMMENCEMENT OF
                                         THREE MONTHS ENDED               NINE MONTHS ENDED        OPERATIONS) TO
                                             SEPTEMBER 30                    SEPTEMBER 30           SEPTEMBER 30
                                       2 0 0 4         2 0 0 3         2 0 0 4         2 0 0 3         2 0 0 4
                                    ------------    ------------    ------------    ------------    ------------
REVENUES                            $         --    $      4,102    $      1,557    $     76,894    $    725,406

Cost of revenues                             122           1,396           3,979          41,450         635,929
                                    ------------    ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                         (122)          2,706          (2,422)         35,444          89,477

OPERATING COSTS AND EXPENSES

Research and development expenses             --              --              --          12,554       1,125,553

Marketing, general and
   administrative expenses*              206,849          38,524         252,132         136,915       1,584,049
                                    ------------    ------------    ------------    ------------    ------------

OPERATING LOSS                          (206,971)        (35,818)       (254,554)       (114,025)     (2,620,125)

Financial expenses (income), net         (21,178)         14,061         106,055          31,573         510,144

Other income, net                             --            (390)         (5,543)         (7,602)        (38,274)
                                    ------------    ------------    ------------    ------------    ------------

NET LOSS FOR THE PERIOD             $   (185,793)   $    (49,489)   $   (355,066)   $   (137,996)   $ (3,091,995)
                                    ============    ============    ============    ============    ============

LOSS PER SHARE:

Basic and diluted                   $      (0.02)   $      (0.01)   $      (0.04)   $      (0.05)
                                    ============    ============    ============    ============

Weighted average number of shares
   used in computing basic and
   diluted loss per share              9,376,282       3,527,945       9,158,080       2,598,343
                                    ============    ============    ============    ============

* Including non cash compensation        133,938              --         133,938              --

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               CUMULATIVE FROM
                                                                                             OCTOBER 1, 1993 (DATE
                                                                                               OF COMMENCEMENT OF
                                                                                                 OPERATIONS) TO
                                                            NINE MONTHS ENDED SEPTEMBER 30        SEPTEMBER 30
                                                              2 0 0 4            2 0 0 3            2 0 0 4
                                                            -----------        -----------        -----------
CASH FLOWS -  OPERATING ACTIVITIES
Net loss for the period                                     $  (355,066)       $  (137,996)       $(3,091,995)
Adjustments to reconcile net loss to net cash used in
operating activities (Appendix A)                               219,510             53,145          1,271,360
                                                            -----------        -----------        -----------

Net cash used in operating activities                          (135,556)           (84,851)        (1,820,635)
                                                            -----------        -----------        -----------

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from sale of fixed assets                                   --                 --              2,503
Purchase of fixed assets                                             --                 --           (156,239)
Escrow Deposit                                                  160,500                 --                 --
                                                            -----------        -----------        -----------
Net cash provided by (used in) investing activities             160,500                 --           (153,736)
                                                            -----------        -----------        -----------

CASH FLOWS - FINANCING ACTIVITIES
Repayment of long-term loans                                         --            (17,410)          (110,915)
Proceeds from long-term loans                                        --                 --            210,858
Short-term bank credit, net                                      (1,641)             7,318             22,044
Short-term loans from Related Party                                  --                 --            649,289
Bridge loan, net                                                     --            (34,651)             8,547
Issuance of shares and options                                    5,750            133,620          1,226,941
                                                            -----------        -----------        -----------
Net cash provided by financing activities                         4,109             88,877          2,006,764
                                                            -----------        -----------        -----------
                                                            -----------        -----------        -----------

Increase (decrease) in cash and cash equivalents                 29,053              4,026             32,393

Cash and cash equivalents - beginning of period                   3,340             13,019                 --
                                                            -----------        -----------        -----------
Cash and cash equivalents - end of period                   $    32,393        $    17,045        $    32,393
                                                            ===========        ===========        ===========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                CUMULATIVE FROM
                                                                                                                OCTOBER 1, 1993
                                                                                                                   (DATE OF
                                                                                                                COMMENCEMENT OF
                                                                                                                 OPERATIONS) TO
                                                                            NINE MONTHS ENDED SEPTEMBER 30        SEPTEMBER 30
                                                                              2 0 0 4            2 0 0 3            2 0 0 4
                                                                            -----------        -----------        -----------
APPENDIX A - ADJUSTMENTS TO RECONCILE LOSS TO NET CASH FROM OPERATING
ACTIVITIES

INCOME AND EXPENSE ITEMS NOT INVOLVING CASH FLOWS:
 Depreciation and amortization                                              $     5,102        $     6,513        $   131,653
 Interest and exchange-rate loss                                                107,667              9,965            109,485
 Liabilities for severance pay                                                     (269)               999             11,421
 Gain on sale of fixed assets                                                        --                 --             (1,728)
Waiver of management fees                                                            --                 --             58,333
 Non-cash compensation expenses                                                 133,938              1,000            612,499
                                                                            -----------        -----------        -----------

                                                                                246,438             18,477            921,663
                                                                            -----------        -----------        -----------

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Decrease (increase) in trade accounts receivable                                 1,158            (14,411)                --
 Decrease (increase) in receivables and other current assets                     (8,439)           (20,209)           (12,965)
 Increase (decrease) in inventories                                               3,168             (8,627)                --
 Increase (decrease) in trade accounts payable                                   19,438             11,868             78,305
 Increase (decrease) in payables and other current liabilities                  (42,253)            66,047            284,357
                                                                            -----------        -----------        -----------

                                                                                (26,928)            34,668            349,697
                                                                            -----------        -----------        -----------

                                                                            $   219,510        $    53,145        $ 1,271,360
                                                                            -----------        -----------        -----------

 APPENDIX B -
 NON CASH TRANSACTIONS
 Waiver of loan by principal shareholder in exchange for                    $        --        $        --        $   649,289
   rights to royalties

 Waiver of management fees by CEO and shareholder                           $        --        $    33,333        $    33,333
                                                                            ===========        ===========        ===========


 Subscription receivable                                                    $       200        $     3,848        $     4,048
                                                                            ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
 Interest                                                                   $        82        $     2,526        $   144,909
                                                                            ===========        ===========        ===========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -BASIS OF PRESENTATION

      Voice Diary Inc. (the "Company") was incorporated in the State of Delaware on February 26, 2002. In 2002, the Company acquired approximately 99.8% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (the "Subsidiary"). The Subsidiary began its operations in 1993 and has been in the development stage since then. Under generally accepted accounting principles, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the Subsidiary for all periods from inception of the Subsidiary.

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these interim consolidated financial statements do not include all of the information required by GAAP for complete financial statements. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for the nine months ended September
      30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These un-audited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of September 30, 2004 of $3,091,995 and working capital deficit as of September 30, 2004 of $557,323 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002 the Company's operations have been carried out with a significantly reduced staff.

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

NOTE 4 - TEMPORARY SUSPENSION OF SUBSIDIARY'S OPERATIONS

      In August 2004 the Company decided to temporarily suspend operations of the Subsidiary until it reaches settlement with the Industrial Development Bank of Israel Ltd ("IDBI"), which has engaged the Enforcement of Justice Office for collection proceedings against the Subsidiary for debt amounting to approximately $220,000, including penalties and interest. The entire amount has been accrued in these statements. Following is the pro-forma effect on the Company's Financial Statement if the subsidiary assets and liabilities are liquidated as a result of receivership:

                                                                      SEPTEMBER 30
                                                                       UNAUDITED
                                                                        2 0 0 4
                                                                      -----------
CURRENT ASSETS
Cash and cash equivalents                                             $    31,556
Other receivables and prepaid expenses                                      8,499
                                                                      -----------
                                                                           40,055
                                                                      ===========

CURRENT LIABILITIES
Trade accounts payable                                                     25,657
Accrued expenses                                                           45,000
Other payables                                                                 --
                                                                      -----------
                                                                           70,657
                                                                      -----------

SHAREHOLDERS' DEFICIENCY

Share capital:
  Shares of Class A Common Stock $0.01 par value
  Authorized - 20,000,000 shares as of
  September 30, 2004 and December 31 2003,
  Issued and Outstanding - 9,642,036 shares as of
  September 30, 2004 and 9,047,036 shares as of
  December 31, 2003                                                        96,420
   Shares of Class B Common Stock $ 0.01 par value
     Authorized - 10,000 shares
   Issued and Outstanding - 744 shares as of September 30, 2004
     and December 31, 2003                                                      7
Additional paid-in capital                                              2,969,014
Subscription receivable                                                    (4,048)
Deficit accumulated during the development stage                       (3,091,995)
                                                                      -----------
                                                                          (30,602)
                                                                      -----------
                                                                           40,055
                                                                      ===========

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - STOCK OPTION PLAN

      A summary of the status of the Company's stock options as of September 30, 2004, and December 31, 2003, and of changes during the periods then ended, is presented below:

                                             SEPTEMBER 30      DECEMBER 31       EXERCISE
                                                2004             2003              PRICE
Outstanding at beginning of period               20,000                --       $     0.01

Granted during period                           955,941            20,000       $0.01-0.50

Exercised during period                        (595,000)               --       $     0.01
                                             ----------       -----------

Outstanding at end of period                    380,941            20,000       $0.01-0.50
                                             ==========       ===========

Weighted average fair value of options
granted during the period                    $     0.19       $      0.05
                                             ==========       ===========

NOTE 6 - SIGNIFICANT EVENTS

      1. On July 20, 2004, the Company filed a registration statement on form S-8 to register 1,000,000 shares of Class A Common Stock to be issued upon exercise of options granted under the Company's 2003 Stock Option Plan. On July 26, 2004, the Company issued 595,000 shares of Class A Common Stock upon exercise of options granted under the 2003 Stock Option Plan. The exercise price was $0.01 and the proceeds received were $5,950, of which $200 were received after September 30, 2004. On August 14, 2004, the Company granted 180,941 options under the 2003 Stock Option Plan in consideration for solicitation services provided in relation to the order from Natali. The exercise price is $0.01. The options were exercised after September 30, 2004.

      2. On July 27, 2004, the Company signed an agreement with Natali (the company for emergency medical services in Israel) Ltd. ("Natali"), under which the Company is to develop a new product that will embed an EKG device inside a cellular phone. The order is for $3,000,000 but can be reduced to $750,000. The Company is obligated to deliver the first shipment of 1,000 units by December 2005. If the Company fails to do so, the order may be cancelled, but without penalty to the Company.

      3. On August 14, 2004, the Company signed an agreement with Itzhak Tavori who holds U.S. Patent No. 5724025 and EU Patent application Number 97102255.3 (the "Patents"). The Patents cover claims regarding a portable vital-signs monitor. The agreement gives the Company non-exclusive licensing rights to develop, manufacture and sell products using the Patents. The Company will be using the Patents in the development of the CardioGSM. The license is granted in consideration for 3% royalties of revenues from products developed by the Company under the Patents up to

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SIGNIFICANT EVENTS (CONTINUED)

            $400,000 and up to 271,410 shares of Class A Common Stock (approximately 3% of the current outstanding shares) to be issued pro-rata to orders received up to $3,000,000. After royalty payments of $300,000 the Patents will be fully assigned to the Company without payment of additional consideration.

      4. On September 2, 2004, the Company signed a non-binding letter of intent with Nir-Or Israel Ltd, ("Nir-Or") regarding the acquisition of the business of Nir-Or. Nir-Or is an Israeli aerospace and defense company founded in 1986. Its main products include display systems for airborne, naval, and land platforms for command and control applications in harsh conditions. A final agreement with Nir-Or is planned to be signed by December 31, 2004.

      5. On September 20, 2004, the Company signed a consulting agreement under which the Company will be advised on potential sources of capital and be introduced to companies in the US and in China who have an interest in the products and services that the Company has to offer and in particular with regard to the product lines of Nir-Or. In return for these services the Company granted the consultant an option to purchase 200,000 Class A Common Stock at a price of $0.5 per share. The consultant has exercised part of the option and purchased 100,000 shares after September 30, 2004.

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

      Under both accounting pronouncements, as part of the necessary computations, management is required to estimate the fair value of the underlying shares. Fair value has generally been determined by management as the price at which the Company's shares were issued at the most recent prior placement of the Company's Common Stock. Since the Company was approved for listing in the last quarter - fair value is determined according to stock market price. The timing of the grant and measurement of stock-based awards could have a material effect on the Company's results of operations and financial position.

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

DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN ISSUE

      The Company is in the development stage and has not generated significant revenues. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of September 30, 2004, of $3,091,995 and working capital deficit as of September 30, 2004, of $557,323 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002 the Company operations have been carried out with a significantly reduced staff.

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

      We were incorporated in the State of Delaware on February 26, 2002. In 2002, we acquired approximately 99.8% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (the "Subsidiary"). The Subsidiary began its operations in 1993 and has been in the development stage since then.

      The Subsidiary developed several models of a PDA for the blind and visually impaired. The latest model is named IMP. The Subsidiary's accumulated sales amount to 4,500 units for revenues of about $700,000. The Subsidiary has no inventory of its products and it does not plan to manufacture these products again because the market for the products is estimated to be very low.

      On June 22, 2004, our Class A Common Stock was approved for listing on the Over-the-Counter Bulletin Board. Our symbol is VDYI.

      On July 20, 2004, the Company filed a registration statement on Form S-8 to register 1,000,000 shares of Class A Common Stock to be issued upon exercise of options granted under the Company's 2003 Stock Option Plan. On July 26, 2004, the Company issued 595,000 shares of Class A Common Stock upon exercise of options granted under the 2003 Stock Option Plan. The exercise price was $0.01 and the proceeds received were $5,950, of which $200 were received after September 30, 2004. The options were issued to members of our advisory board, which was expanded during the last few months to include professionals in public relations, corporate matters, finance, mergers and acquisitions. On August 14, 2004, the Company granted 180,941 options under the 2003 Stock Option Plan in consideration for solicitation services provided in relation to the order from Natali. The exercise price is $0.01. The options were exercised after September 30, 2004.

      In August 2004 the Company decided to temporarily suspend operations of the Subsidiary until it reaches settlement with the Industrial Development Bank of Israel Ltd ("IDBI"), which has engaged the Enforcement of Justice Office for collection proceedings against the Subsidiary for debt amounting to approximately $220,000, including penalties and interest. The entire amount has been accrued in these statements. The financial statements of the Company will change if the Subsidiary goes into receivership. See note 4 to financial statement. About 50% of the debt to IDBI is secured by a personal guarantee provided by our President.

      On August 18, 2003, we signed an agreement with Natali (the company for emergency medical services in Israel) Ltd. ("Natali"), an Israeli company that provides emergency services to Homecare patients. The agreement was reaffirmed and revised on July 27, 2004. Under the revised agreement we will provide Natali with 10,000 units of a GSM cellular phone that has an integrated EKG (ECG) device (the "CardioGSM"). Natali has the right to reduce the order to 2,500 units. The agreement will be cancelled if by December 31, 2004, we have not notified Natali that we have secured the financial means to execute the development of the CardioGSM. The value of the order is $3,000,000, unless the order is reduced to 2,500 units, in which case the value is $750,000. The CardioGSM will permit cardiac patients that are subscribers to Natali's services to take their own EKG wherever they are and transmit the results via the embedded cellular phone to Natali's emergency center for doctor evaluation. The CardioGSM will also operate as a regular cellular phone. The price to be paid by Natali for the CardioGSM will be $300 or cost plus 20%, whichever is higher. However, if the price exceeds $350, Natali may cancel the order. Natali may also cancel the order if a third party claims that the CardioGSM infringes its patents. The Company has agreed to indemnify Natali in the event of any such infringement. The Company is obligated to deliver the first shipment of 1,000 units by December 2005. If the Company fails to do so, the order may be cancelled, but without penalty to the Company.

      At present we do not have the money to develop the CardioGSM. We intend to raise the necessary funds, about $1,000,000, in the fourth quarter of 2004 and the first quarter of 2005. Although we are now in discussions regarding various capital-raising alternatives, there can be no guarantee that we will be successful in raising the funds. If we fail to notify Natali by the end of 2004 that we have the necessary funds and have started development of the CardioGSM, Natali has the right to cancel the order.

      On August 14, 2004, the Company signed an agreement with Itzhak Tavori, who holds U.S. Patent No. 5724025 and EU Patent application Number 97102255.3 (the "Patents"). The Patents cover claims regarding a portable vital-signs monitor. The agreement gives the Company non-exclusive licensing rights to develop, manufacture and sell products using the Patents. The Company will be using the Patents in the development of the CardioGSM. The license is granted in consideration for 3% royalties of revenues from products developed by the Company under the Patents up to $400,000 and up to 271,410 shares of Class A Common Stock (approximately 3% of the current outstanding shares) to be issued pro-rata to orders received up to $3,000,000. After royalty payments of $300,000 the Patents will be fully assigned to the Company without payment of additional consideration.

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

      On September 2, 2004, we signed a non-binding letter of intent with Nir-Or Israel Ltd, ("Nir-Or") regarding the acquisition of the business of Nir-Or. Nir-Or is an Israeli aerospace and defense company founded in 1986. Its main products include display systems for airborne, naval, and land platforms for command and control applications in harsh conditions. The displays are for day (full sunlight) and night operations, and they are able to display a variety of data simultaneously, including instruments readings, navigation maps, PC information, and video. Some displays include Nir-Or proprietary digital recorders. The displays are LCD displays and range from 6" to 28" in size. The displays include mission specific software developed by Nir-Or to customer's specifications. Another line of products of Nir-Or are control systems for mechanical and optical systems such as a tank gearbox, a tank ammunition system, firing and target acquisition systems, surveillance systems, fuel systems and many more. Over the years Nir-Or has developed more than 250 systems for its customers. Visit WWW.NIR-OR.COM for more information. A final agreement with Nir-Or is planned to be signed by December 31, 2004.

      In addition to these developments we are looking to further expand our core technology and add additional lines of products to complement our growth through strategic acquisitions or mergers. Although there have been some preliminary discussions in this direction, there are no concrete discussions ongoing at this time, and we can make no assurances that we will be able to complete any such transactions on terms favorable to us.

      On September 20, 2004, we signed a consulting agreement under which we will be advised on potential sources of capital and be introduced to companies in the US and in China who have an interest in the products and services that our company has to offer and in particular with regard to the product lines of Nir-Or. In return for these services we granted the consultant an option to purchase 200,000 Class A Common Stock at a price of $0.5 per share. The consultant has exercised part of the option and purchased 100,000 shares after September 30, 2004.

      Our staff consists of a group of dedicated professionals who work mostly on a part-time basis for no compensation. If we are able to raise the funds necessary to continue our development plans, these individuals would be retained on a regular basis. Otherwise they may become involved in other enterprises and will no longer have time to devote to us.

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      Our revenues were very small, $1,557, as the sales of the IMP halted as the Subsidiary ran out of stock and we decided to discontinue the IMP and wait for our next generation product before we launch a new marketing effort. In the parallel period of 2003 we still had revenues from the sales of the IMP.

      Our cost of goods sold reflects our writing off of our Subsidiary's inventory.

      We had no research and development expenses in this period. We eliminated our research and development team in the second quarter of 2003 due to budgetary constraints and the expense in the comparable period of 2003 is related to the phasing-out of research and development activity.

      Marketing, general and administrative expenses increased in this period. The expense includes one-time expense of $133,938 due to the fair value write-off of exercised options. Otherwise the expense would have decreased compared to the previous period by 14% reflecting decreased activity in an effort to reduce expenses. In the period most of the marketing, general and administrative expenses were incurred in the effort to raise capital for the Company.

      Our financial expenses increased in the nine months ended September 30, 2004, to $106,055, an increase of 236%, mainly due to penalties set on the Subsidiary for debt that is the subject of Enforcement of Judgment proceedings.

      Our other income for the period came from sales of computer boards to a related party. In the same period of 2003 other income was from consulting services to a related party.

      Our loss in the first three quarters of 2004 was $355,066 compared to a loss of $137,996 in the same period of 2003. The increase in loss in the recent period was a result of the increase in our marketing, general and administrative expenses and financial expenses and decrease in revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      We had no revenues in the third quarter of 2004 and our revenues were negligible in the same period of 2003. This was a result of the decrease in the sales of the IMP as we ran out of stock and decided to discontinue the IMP and wait for our next generation product before we launch a new marketing effort.

      We had no research and development expenses in this period as we eliminated our research and development team in the second quarter of 2003 due to budgetary constraints.

      Marketing, general and administrative expenses increased in this period. The expense includes one-time expense of $133,938 due to the fair value write-off of exercised options. Otherwise the expense would have increased compared to the previous period by 89% reflecting increased activity following the listing of our shares on the OTC.BB. In the period most of the marketing, general and administrative expenses were incurred in the effort to raise capital for the Company.

      Our financial income in the three months ended September 30, 2004, was a result of reduced allocation for a debt that was settled after the quarter ended.

      Our loss in the third quarter of 2004 was $185,793 compared to a loss of $49,489 in the same period of 2003. The increase is due to the increase in marketing, general and administrative expenses.

LIQUIDITY

      VDL has a deficit in working capital and accumulated deficit as of September 30, 2004 of $557,323 and $3,091,995, respectively. In August 2004 the Company decided to temporarily suspend the operation of the Subsidiary until it reaches settlement with the Industrial Development Bank of Israel Ltd ("IDBI") which has engaged the Enforcement of Justice Office for collection proceedings against the Subsidiary for debt amounting to approximately $220,000, including penalties and interest. The entire amount has been accrued in these statements. The financial statements include disclosure on a pro-forma basis presenting how our financial statements may change if VDL will enter into receivership. The main effect will be a substantial decrease in our deficit in working capital.

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

      The Company is working closely with its securities lawyers to ensure that it maintains compliance with the Sarbanes-Oxley Act of 2002, and the SEC regulations promulgated pursuant to that Act.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      We recently paid outstanding debt of the Subsidiary to the Israeli Tax Authority and the Subsidiary filed missing tax reports; we expect proceedings against the Subsidiary and our President to be shortly brought to a close.

      We recently paid our debt to the Israeli Social Security and to Israel Discount Bank and collection proceedings initiated by these creditors were brought to a close.

      The Industrial Development Bank of Israel Ltd., ("IDBI") is engaged in collection proceedings against the Subsidiary for non-payment of debt. The sum claimed is approximately $220,000, including penalties and interest. We intend to negotiate a settlement. If we fail this may lead to the appointment of receiver for the Subsidiary. IDBI is also engaged in collection proceedings against our President, who has personally guaranteed approximately 50% of the debt of the Subsidiary. Under these proceedings the Enforcement of Judgment Office ruled that our President be summoned to appear before the Enforcement of Judgment Office clerk in March 2005. Until then, if he returns to Israel he will not be allowed to leave until he settles his part of the debt. In addition our President must pay $50 a month as partial payment on account of the debt; if he fails to do so he can be arrested.

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1  Letter of intent with Nir-Or dated September 2, 2004.

            31 Certification by President and Chief Financial Officer Arie Hinkis pursuant to U.S.C. Securities 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification by President and Chief Financial Officer Arie Hinkis pursuant to U.S.C. Securities 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2004.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VOICE DIARY INC.
                                             (Registrant)

Dated:  November 14, 2004

                                           /S/ ARIE HINKIS
                                           -------------------------------------
                                           Arie Hinkis
                                           President and Chief Financial Officer