Form 10KSB
period 2004-12-31
VOICE DIARY INC
filed 2005-04-15
CIK 1173784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were: $2,547.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 8, 2005 (a date within the past 60 days) was $665,418.

At April 1, 2004, the registrant had outstanding 10,022,977 shares of par value $.01 Class A Common Stock and 744 shares of par value $.01 Class B Common Stock.

Transitional Small Business Disclosure Format (check one): YES |_|  NO |X|

                                TABLE OF CONTENTS

                                     PART I

ITEM 1    ESCRIPTION OF BUSINESS ........................................... 3
ITEM 2    ESCRIPTION OF PROPERTY ........................................... 5
ITEM 3    EGAL PROCEEDINGS ................................................. 5
ITEM 4    UBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS ................................................... 6

                                     PART II

ITEM 5     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
                   MATTERS AND SMALL ISSUER PURCHASES OF EQUITY
                   SECURITIES STOCKHOLDER MATTERS ........................... 6
ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                   PLAN OF OPERATION ........................................ 8
ITEM 7     FINANCIAL STATEMENTS ............................................. 13
ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE ................... 13
ITEM 8A       CONTROLS AND PROCEDURES........................................ 13

                                    PART III

ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH SECTION
                   16(a) OF THE EXCHANGE ACT ................................ 14
ITEM 10    EXECUTIVE COMPENSATION ........................................... 15
ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT .................................... 15
ITEM 12    CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS ............................................. 16
ITEM 13    EXHIBITS AND REPORTS ON FORM 8-K ................................. 16
ITEM 14    CONTROLS AND PROCEDURES .......................................... 17
              SIGNATURES .................................................... 18

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

      Under generally accepted accounting principles, the transaction was accounted for as reorganization under common control, and accordingly the financial statements represent the consolidated financial position, operating results and cash flows of the Company and VDL for all periods from inception of VDL. VDL began operations in October 1993 and has been in the development stage since. (Unless otherwise indicated, references to us include VDL.)

THE BUSINESS OF VDL

      VDL developed several models of a PDA for the blind and visually impaired. Our PDAs have a voice user interface and provide the user a full range of personal information management applications, including a talking diary, telephone book, daily pad and other features. Our idea was to provide blind and visually impaired customers with access to PDA technology by removing obstacles inherent in conventional display and pen-based products.

      The latest model, the IMP, was introduced to the market in December 2001. Our sales were mainly in Israel, US, UK and Holland. In Israel we sold through local organizations for the blind and directly. In the other countries we sold through distributors that specialize in selling products to the blind and visually impaired. To date we have sold some 4,500 units of our PDAs for revenues of about $700,000.

      Our Voice PDAs had only one direct competitor, a French company named Parrot SA. While we believe that our product is superior to their product, they were more successful than us and we believe that they sold six times the number of units that we sold.

      With the emergence of cellular telephones the feature set of our PDAs became less than satisfactory as users now carry cellular phones and are reluctant to carry a PDA as well. Thus our market has weakened and as a result we have discontinued production of our PDAs. We have no inventory left of products or components.

      In August 2004 we decided to temporarily suspend operations of VDL until it reaches settlement with the Industrial Development Bank of Israel Ltd ("IDBI") and other creditors. See Item 3: Legal Proceedings.

THE CARDIOGSM

      In 2003 we received a $3,000,000 order to provide 10,000 units of a GSM cellular phone that has an integrated EKG (ECG) device (the "CardioGSM"). The order was from Natali (the company for emergency medical services in Israel) Ltd. ("Natali"), an Israeli company that provides emergency services to homecare patients.

      On August 14, 2004, we acquired non-exclusive licensing rights to a U.S. Patent No. 5724025 and EU Patent application Number 97102255.3 (the "Patents"). The Patents cover claims regarding a portable vital-signs monitor and thus cover the technology necessary for the CardioGSM. The license was granted in consideration for royalties and options pro-rata to orders received for products using the Patents.

      There are already products like the CardioGSM in the market. One such product is offered by Card Guard AG and another by Vitalphone GmbH. But we felt that the order from Natali would give us a strong starting point to a new market that seems quite large, though we have not assessed methodically the market potential that the CardioGSM has outside the order from Natali.

      However, the order from Natali expired on December 31, 2004, because we failed to raise the $1,000,000, necessary to execute the development of the CardioGSM. If we are able to raise the required financing we will attempt to renew the order. Although we are from time to time in discussions regarding various capital-raising alternatives, there can be no guarantee that we will be successful in raising the funds or that Natali will be ready to renew the order under terms acceptable by us.

      Based on the CardioGSM, we intended to develop a new product for the blind and visually impaired market: a cellular phone with a voice PDA embedded, the "VoicePilot". We will investigate this plan again if we ever develop the CardioGSM. There can be no guarantee that we will ever develop the VoicePilot, even if we develop the CardioGSM, or that the VoicePilot will reach substantial market success: competition to the VoicePilot already exists and additional competitors may appear. Parrot has technology in the cellular phones industry, they make voice-operated car kits, and they could develop a competing product. Several companies, including Microsoft, offer software interfaces that render some available models of cellular phones compatible for use by the visually impaired.

      In developing the VoicePilot we will not be using the intellectual property belonging to VDL. However, we expect that claims to the contrary may be presented by the Chief Scientist of the Ministry of Industry and Trade of the Government of Israel, which participated in the development of the intellectual property of VDL, or by a receiver to the assets of VDL if one is appointed. We believe that such claims have no basis and will not prevail.

MEREGERS OR ACQUISITIONS; NIR-OR

      In addition to these directions we are looking to further expand our core technology and add additional lines of products to contribute to our growth through strategic acquisitions or mergers. Although there have been some preliminary discussions in this direction, there are no concrete discussions ongoing at this time, and we can make no assurances that we will be able to complete any such transactions on terms favorable to us.

      During 2004, we signed consulting agreements with several consultants to help us locate potential companies for mergers, acquisitions or other forms of cooperation, as well as to help us with other financial and business decisions. We have granted the consultants with stock options that have been exercised.

      In furtherance of our acquisition plans, we have been negotiating with Nir-Or Israel Ltd., ("Nir-Or") regarding our acquiring of the business of Nir-Or. Nir-Or is an Israeli aerospace and defense company founded in 1986. Its main products include display systems for airborne, naval, and land platforms for command and control applications in harsh conditions. Over the years Nir-Or has developed more than 250 systems for its customers. Visit www.nir-or.com for more information. A final agreement with Nir-Or was supposed to be signed by December 31, 2004 but the signing was postponed. No assurance can be made, however, that the transaction will be consummated, as either we or Nir-Or may ultimately elect not to proceed with the acquisition.

      The shareholders of Nir-Or are also major shareholders of VDYI. Mr. Nathan Tarter, who is the president of Nir-Or and holds two thirds of its outstanding shares, is a director of VDYI and holds approximately 13% of its outstanding shares. Mr. Ofer Yonach, who is director and chief financial officer of Nir-Or and holds a third of its outstanding shares, holds approximately 20% of the outstanding shares of VDYI.

OPERATIONS

      In the past, our research and development was conducted mostly by our own team, located in Israel. We have stopped our research and development in 2002 because we lack the financial resources necessary for this activity.

      Our manufacturing was mostly done through sub-contractors in Israel or in the Far East. Currently we are not manufacturing any products.

      As a result of our unclear direction and lack of financial resources, we have reduced our staff and currently our only employee is our president.

ITEM 2. DESCRIPTION OF PROPERTY

      Our facilities include an office space of approximately 120 square feet at Jericho NY. The lease is in Jericho, New York. We lease these premises rent free, under an oral arrangement with our US distributor. This arrangement may be terminated immediately at any time.

ITEM 3. LEGAL PROCEEDINGS

      The Industrial Development Bank of Israel Ltd., ("IDBI") is engaged in court ordered collection proceedings against VDL for non-payment of debt. The sum claimed is approximately $250,000, including penalties and interest. The entire amount has been accrued in our financial statements. The financial statements will change if VDL goes into receivership. See note 6 to the financial statements. IDBI is also engaged in court ordered collection proceedings against our president, who has personally guaranteed approximately $50,000 of the debt of VDL. Under these proceedings the Enforcement of Judgment Office ruled that our president is not allowed to leave Israel until he settles his debt. We intend to negotiate a settlement with IDBI upon completion of our next financing. If we fail to raise more money this may lead to the appointment of receiver for VDL and will restrain our president from being fully engaged in the development of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

      On June 22, 2004, our Class A Common Stock was approved for listing on the Over-the-Counter Bulletin Board. Our symbol is VDYI.

      The following table sets forth the range of high and low closing prices for the our common stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. These quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                                 Closing prices
                                      -----------------------------------
                                          High                   Low
                                      -------------         -------------
Q3 2004                                  $  0.64               $  0.01
Q4 2004                                  $  0.80               $  0.19
Q1 2005                                  $  0.30               $  0.05


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      In May 2003, our stockholders approved the 2003 Stock Option Plan (the "Plan") for the grant of stock options and stock purchase rights to employees and to service providers and incentive stock options to employees. The maximum aggregate number of shares subject to the Plan is 1,000,000 shares of Class A Common Stock. Under this plan 975,941 options were granted and all were exercised.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                   Number of
                                                                                   securities
                                                                                   remaining
                                             Number of                             available for
                                             securities to                         future issuance
                                             be issued         Weighted            under equity
                                             upon exercise     average             compensation
                                             of                exercise price      plans
                                             outstanding       of outstanding      (excluding
                                             options,          options,            securities
                                             warrants and      warrants and        reflected in
                                             rights            rights              column (a)

                                                 (a)              (b)                  (c)
Equity compensation plans approved
     by security holders ...................      0                --                24,059
Equity compensation plans not approved
     by security  holders ..................      0                --                     0
             Total .........................      0                --                24,059

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

REPORTS TO SECURITIES HOLDERS

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Development stage enterprise and going concern issue

      The Company is in the development stage and has not generated significant revenues. The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2004 of $3,220,593 and a working capital deficit at December 31, 2004 of $573,640 that raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002, the company's operation were carried out with a significantly reduced staff. The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations which are contingent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FINANCIAL BACKGROUND

      From our inception through 1998, we were financed by an aggregate of approximately $780,000 in equity investments made by a group of Israeli investors. During this period we also received about $639,000 in grants for our research and development program from the Chief Scientist of the Ministry of Industry and Trade of Israel ("the Chief Scientist"). In return for the grants, VDL is required to pay royalties to the Chief Scientist equaling 3.5% of sales until an amount equal to the grant has been paid. VDL also received an aggregate of approximately $60,000 in unconditional grants from the Fund for the Encouragement of Export (the "Marketing Fund"). See Note 8 to the Company's Consolidated Financial Statements for information concerning disputes between VDL and the Chief Scientist and Note 5 for the payback of part of the Marketing Fund grant.

      Towards the end of the first quarter of 1999 a financial crisis necessitated the dismissal of all our employees. The reason for the financial crisis was that our founder and former President decided to leave the company on September 1998. Upon his leave he made what we considered to be unreasonable demands for severance and other payments. His claims were settled in court in mid 1999, but before the court settlement was reached the former President blamed us for misconduct in our dealings with the Office of the Chief Scientist. This caused all grants from the Chief Scientist to stop and the Chief Scientist demands since that we pay back about $40,000 of the grants we received in 1998. We claim continuously that this demand is unjustified and that actually the Chief Scientist owes us money under our 1998 undertaking. Because of this dispute the investors were reluctant to continue investing in the Company.

      In January 2000 VDL began a relationship with Aryt Industries Ltd. ("Aryt"), which culminated in Aryt providing the Company from January 2000 to March 2002 with loans aggregating approximately to $0.65 million. VDL allocated to Aryt shares in consideration of the loans. With the funds provided by Aryt, and the collaboration of our ex-employees and subcontractors in consideration for options, we preserved our knowledge base and developed a new model in our line of Voice PDAs, the IMP. Sales of the IMP started in December 2001. From that date until December 2004 we sold about 1,500 IMPs for accumulated revenue of about $142,000.

      In June 2002, following a financial crisis in Aryt, Aryt and VDI agreed, in connection with our acquisition of VDL, that all of Aryt's shares of VDL be transferred to VDI for $1.00 and the loans and all other debts payable by VDL to Aryt be extinguished. In return, VDL agreed to pay Aryt, on a quarterly basis, royalties on VDL sales up to an aggregate amount of $751,000. The royalty rate is 10% of sales for 3 years or until payment by VDL of an aggregate of $250,000; thereafter, 6% of sales for two years or until payment by VDL of an aggregate of $500,000; and thereafter 1% of sales for two more years or until payment by VDL of an aggregate of $751,000. VDL did not yet paid any royalties to Aryt. The royalties that we owe Aryt amount to approximately $10,000. In addition, we failed to meet payments to Aryt for components supplied for manufacturing of the IMP in the amount of approximately $26,000. All our debt to Aryt is allocated for in our financial statements.

      From July 2002 to September 2003 several Israeli investors invested in us a total of $200,000 in consideration for 4,039,214 shares of Class A Common Stock. The investment was made pursuant to Regulation S under the Securities Act of 1933, as amended. The investors were led by Ofer Yonach and Nathan Tarter, the principals of Nir-Or. Nathan Tarter became a director in our Company. During the said period we also provided services to Nir-Or for $29,000. It was through our relationship with Nir-Or that we became acquainted with Natali, an acquaintance that matured to the order that we received from Natali regarding the supply of CardioGSM.

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

      On July 20, 2004, the Company filed a registration statement on Form S-8 to register 1,000,000 shares of Class A Common Stock to be issued upon exercise of options granted under the Company's 2003 Stock Option Plan. During 2003 and 2004 975,941 of the options were granted to members of the advisory board and to other consultants. All the options were exercised during 2004; the exercise prices ranged from $0.01 to $0.25.

RESULTS OF OPERATION

      The following discussion of the financial condition and results of operations of Voice Diary Inc. should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in this document.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

      Our revenues in 2004 were negligible. The reason is that we stopped manufacturing and marketing of the IMP and we had no new product to introduce to the market. We had no research and development activity, which was in fact terminated in 2003.

      Marketing, general and administrative expenses increased by $141,141 (75%) in FY 2004 compared to the previous year due to the issuance of stock options granted for advisors services.

      In FY 2004 we had net financial expenses of $134,960. In 2003 we had financial expenses of $45,541. The increase in financial expenses was due to penalties accrued on our debt to IDBI.

      Our net loss for FY 2004 increased by $272,599 (129%) compared to FY 2003. The increase is primarily due to the decrease in our revenues, the issuance of stock options and financial expenses of short term loan.

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

Liquidity

      We have no financial resources to continue our operations. Our operating budget is about $12,000 a month. To continue operations we must raise money immediately and we intend to do so either through short term borrowings or private placements. If we will not be able to raise money we are facing the risk of being unable to continue our operations.

      Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. Our independent certified public accountants, stated in their report on our financial statements as of December 31, 2004, that our recurring losses from operations, negative working capital and shareholders' deficiency raise substantial doubt about our ability to continue as a going concern. We had a deficit in working capital of $573,640 as of December 31, 2004.

Capital Resources

      As of the date of this report we have no material commitments for capital expenditures.

      In August 2001 we received a loan in the amount of approximately $102,000 from the Industrial Development Bank of Israel Ltd., ("IDBI"). The loan was payable in 36 equal monthly payments of $2,800 starting in September 2002. The loan bears interest at the rate of LIBOR plus 4% per annum paid monthly. IDBI holds a lien on substantially all the assets of VDL. Since September 2002 we have been in default on our payments. See Item 3: Legal Proceedings regarding actions taken by IDBI against VDL and our President.

Disclosures About Contractual Obligations as of December 31, 2004

                                                    Payments Due by Period
                                                    ----------------------
  Contractual                         Less than
  Obligations            Total          1 Year           1-3 Years       4-5 Years     After 5 Years
  -----------            -----          ------           ---------       ---------     -------------
Short Term Debt         $250,000       $250,000           $     --         $     --        $     --
Royalties (1)           $751,000       $     --           $250,000         $250,000        $251,000

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

      We are exposed to financial risks resulting from changes in the exchange rate between the U.S. dollar and the Israeli new shekel, changes in the prime interest rate in Israel and changes in the LIBOR. In the previous years about 85% of our revenues were received in U.S. dollars (39% in 2004). All of our debt is linked to the U.S. dollar exchange rate and bears interest based on LIBOR. Most of our expenses are linked to the U.S. dollar exchange rate. The effect of currency exchange rate fluctuations on our financial results is included in financial expenses (income) net.

      The following table provides information about our debt obligations which are sensitive to changes in interest rates at December 31, 2004. The information is the principal cash flows and weighted interest rates by expected maturity dates.

            Short-term debt (in U.S. dollars)
                                                          2004
                                                      -----------

              Variable rate (in U.S. dollars)         $   250,310
                                Interest rate          LIBOR + 4%

                                                      -----------
                                                      $   250,310
                                                      ===========

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by this item begin on page F-1 following this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

Based on his evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004, our chief executive officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports.

      Subsequent to the date of his evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                       CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004


                                       F1

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                                 F3

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2004 and 2003                                 F4

Consolidated Statements of Operations for the years ended December 31, 2004,
2003 and 2002 and the cumulative period from October 1, 1993 (date of
commencement of operations) to December 31, 2004                                             F5

Statement of Shareholders' Deficiency for the period from October 1, 1993 (date
of commencement of operations) to December 31, 2004                                       F6 - F9

Consolidated Statements of Cash Flows for the years ended December 31, 2004,
2003 and 2002 and the cumulative period from October 1, 1993 (date of
commencement of operations) to December 31, 2004                                         F10 - F11

Notes to the Consolidated Financial Statements                                           F12 - F29


                                       F2

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Voice Diary Inc.

We have audited the accompanying consolidated balance sheets of Voice Diary Inc. (a development stage company) ("the Company") and its subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2004 and for the cumulative period from October 1, 1993 (date of commencement of operations) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2004 and 2003, and their consolidated results of operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004 and for the cumulative period from October 1, 1993 to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, working capital deficit and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. See also Note 6 regarding court ordered collection proceedings against the subsidiary. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brightman Almagor & Co.,
Certified Public Accountants
A member firm of Deloitte Touch Tohmatsu
Haifa, Israel
April 14, 2004


                                       F3

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31
                                                                                              2004            2003
                                                                                          ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                                                                 $     18,755    $      3,340
Proceeds from public offering                                                                       --         160,500
Trade accounts receivable                                                                           20           1,158
Other receivables and prepaid expenses (Note 3)                                                  7,788           4,526
Inventory                                                                                           --           3,168
                                                                                          ------------    ------------
                                                                                                26,563         172,692
                                                                                          ------------    ------------

FIXED ASSETS, NET (Note 4)                                                                          --          28,913
                                                                                          ------------    ------------

                                                                                          $     26,563    $    201,605
v                                                                                              =======        ========
CURRENT LIABILITIES
Bank loans (Note 6)                                                                       $    250,310    $    125,541
Trade accounts payable                                                                          51,085          58,867
Accrued expenses                                                                               229,133         243,320
Bridge loan                                                                                      8,619           8,452
Other payables (Note 5)                                                                         61,056          83,290
                                                                                          ------------    ------------
                                                                                               600,203         519,470
                                                                                          ------------    ------------

LONG TERM LIABILITIES
Liabilities for severance pay (Note 5B)                                                             --          11,690
                                                                                          ------------    ------------

COMMITMENTS (Note 8)

SHAREHOLDERS' DEFICIENCY (Note 9) Share capital:
Shares of Class A Common Stock $0.01 par value
(Authorized - 20,000,000 shares. Issued and Outstanding - 10,022,977 shares as of
December 31, 2004 and 9,047,036 shares as of December 31, 2003)                                100,229          90,470
Shares of Class B Common Stock $ 0.01 par value
(Authorized - 8,344 shares, Issued and Outstanding - 744 shares)                                     7               7
Additional paid-in capital                                                                   2,552,374       2,320,745
Subscription receivable                                                                         (5,657)         (3,848)
Deficit accumulated during the development stage                                            (3,220,593)     (2,736,929)
                                                                                          ------------    ------------
                                                                                              (573,640)       (329,555)
                                                                                          ------------    ------------

                                                                                          $     26,563    $    201,605
                                                                                          ============    ============


    The accompanying notes are an integral part of the financial statements.


                                       F4

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Cumulative from
                                                                                   October 1, 1993
                                                                                      (date of
                                                                                    commencement
                                                                                    of operations)
                                                  Year ended December 31           to December 31,
                                     --------------------------------------------    ------------
                                         2004            2003            2002            2004
                                     ------------    ------------    ------------    ------------

Revenues (Note 10)                   $      2,547    $     82,886    $     34,002    $    726,396

Cost of revenues (Note 11)                  3,979          50,708          59,409         635,929
                                     ------------    ------------    ------------    ------------

Gross profit (loss)                        (1,432)         32,178         (25,407)         90,467

Operating costs and expenses

Research and development
 expenses (Note 12)                            --          10,859         142,581       1,125,553

Marketing, general and
 administrative expenses
 (Note 13)                                329,629         188,488         329,136       1,661,546

Operating loss                           (331,061)       (167,169)       (497,124)     (2,696,632)

Financial expenses, Net (Note 14)         134,960          45,541         142,327         569,211

Financial income                               --              --            (582)        (30,162)

Other loss (income), net (Note 15)         17,643          (1,645)        (29,358)        (50,374)
                                     ------------    ------------    ------------    ------------

Loss for the period                  $   (483,664)   $   (211,065)   $   (609,511)   $ (3,220,593)
                                     ============    ============    ============    ============

Loss per share:
Basic and diluted                    $      (0.05)   $      (0.06)   $      (0.96)
                                     ============    ============    ============

Number of shares used in
  computing basic and
  diluted loss per share                9,409,486       3,764,961         637,263
                                     ============    ============    ============


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
                                                            Class A  Class B                Additional   during the       Total
                                         Common   Preferred Common   Common       Share       paid-in    development  shareholders'
                                          Stock     Stock    Stock    Stock      Capital      capital       stage      deficiency
                                        -------------------------------------------------------------------------------------------
Balance -October 1, 1993 (date of
commencement of operations)                  --        --       --       --            --            --           --             --

Changes in 1993:

Issuance of Common Stock                 15,000         ~        ~        ~    $      527    $   45,736            ~    $   46,263

Net income for the year                       ~         ~        ~        ~             ~             ~        1,209         1,209
                                        -------------------------------------------------------------------------------------------

Balance- December 31, 1993               15,000         ~        ~        ~           527        45,736        1,209        47,472

Changes in 1994:

Loss for the year                             ~         ~        ~        ~             ~             ~      (51,609)      (51,609)
                                        -------------------------------------------------------------------------------------------

Balance- December 31, 1994               15,000         ~        ~        ~           527        45,736      (50,400)       (4,137)

Changes in 1995:

Issuance of Common Stock                  1,200         ~        ~        ~            39        43,647            ~        43,686

Loss for the year                       (99,244)                                                                           (99,244)
                                        -------------------------------------------------------------------------------------------

Balance- December 31, 1995               16,200         ~        ~        ~           566        89,383     (149,644)      (59,695)

Changes in 1996:

Issuance of Common Stock                  8,800         ~        ~        ~           273       224,089            ~       224,362

Loss for the year                      (147,481)                                                                          (147,481)
                                        -------------------------------------------------------------------------------------------

Balance- December 31, 1996               25,000         ~        ~        ~           839       313,472     (297,125)       17,186

Changes in 1997:

Issuance of Common Stock                  8,160         ~        ~        ~           236       265,789            ~       266,025

Loss for the year                      (405,106)                                                                          (405,106)
                                        -------------------------------------------------------------------------------------------

Balance- December 31, 1997               33,160        --       --       --    $    1,075    $  579,261   $ (702,231)   $ (121,895)
                                        ===========================================================================================

The accompanying notes are an integral part of the financial statements.


                                       F6

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)

                                         Number of Shares   Number of Shares                               Deficit
                                                                                                         accumulated
                                                            Class A  Class B                Additional   during the       Total
                                         Common   Preferred Common   Common       Share       paid-in    development  shareholders'
                                          Stock     Stock    Stock    Stock      Capital      capital       stage      deficiency
                                        -------------------------------------------------------------------------------------------
Balance- December 31, 1997               33,160        --       --       --    $    1,075     $  579,261    $ (702,231)  $ (121,895)

Changes in 1998:

Issuance of Common Stock                 87,480         ~        ~        ~         2,275        199,838             ~      202,113

Issuance of options to employees              ~         ~        ~        ~             ~          3,600             ~        3,600

Loss for the year                             ~         ~        ~        ~             ~              ~      (278,459)    (278,459)
                                        -------------------------------------------------------------------------------------------

Balance- December 31, 1998              120,640         ~        ~                  3,350        782,699      (980,690)    (194,641)

Changes in 1999:

Issuance of Common Stock                  7,630         ~        ~        ~           179         21,757             ~       21,936

Issuance of options to a related
   party                                      ~         ~        ~        ~             ~        161,970             ~      161,970

Issuance of options to employees              ~         ~        ~        ~             ~         37,894             ~       37,894

Loss for the year                             ~         ~        ~        ~             ~              ~      (359,975)    (359,975)
                                        -------------------------------------------------------------------------------------------

Balance- December 31, 1999              128,270         ~        ~        ~         3,529      1,004,320    (1,340,665)    (332,816)

Changes in 2000:

Issuance of Common Stock                213,718         ~        ~        ~         5,238         48,210             ~       53,448

Issuance of Common Stock pursuant
   to financing agreement               300,000         ~        ~        ~         7,317         66,722             ~       74,039

Issuance of options for services
   rendered                                   ~         ~        ~        ~             ~         30,145             ~       30,145

Issuance of options to a related
   party                                      ~         ~        ~        ~             ~         45,000             ~       45,000

Issuance of options to employees              ~         ~        ~        ~             ~          5,391             ~        5,391

Issuance of Preferred Stock                   ~     2,400        ~        ~             6             --             ~            6

Loss for the year                      (344,601)                                                                           (344,601)
                                        -------------------------------------------------------------------------------------------
                                        641,988     2,400       --       --        16,090      1,199,788    (1,685,266)    (469,388)
Adjustment due to reorganization
   under common control                (641,988)   (2,400) 736,531    2,400        (8,701)         8,701             ~            ~

Balance- December 31, 2000                   --        --    736,531  2,400    $    7,389     $1,208,489    $(1,685,266) $ (469,388)
                                        ===========================================================================================


The accompanying notes are an integral part of the financial statements.


                                       F7

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)

                                              Number of Shares                                             Deficit
                                                                                                         accumulated
                                             Class A    Class B                Additional                during the       Total
                                             Common     Common      Share        paid-in   Subscription  development   Shareholders'
                                              Stock      Stock     Capital       capital    receivable      stage       deficiency
                                            -------------------------------------------------------------------------------------
Balance- December 31, 2000                    736,531     2,400   $   7,389     $1,208,489     $  --     $(1,685,266)  $ (469,388)

Changes in 2001:

Cost related to previous year issuances             ~         ~           ~         (5,000)        ~              ~        (5,000)

Loss for the year                                   ~         ~           ~              ~         ~       (231,087)     (231,087)
                                            -------------------------------------------------------------------------------------

Balance- December 31, 2001                    736,531     2,400       7,389      1,203,489        --     (1,916,353)     (705,475)

Changes in 2003:

Issuance of Common Stock                       65,177         ~         652         64,525         ~              ~        65,177

Issuance of Common Stock                       98,249         ~         982         97,267         ~              ~        98,249
  pursuant to financing agreement

Waiver of loan by Related Party                     ~         ~           ~        649,289         ~              ~       649,289

Waiver of shares by principal                (265,094)        ~      (2,650)         2,650         ~              ~            --
  shareholder

Issuance of options for services rendered           ~         ~           ~         25,000         ~              ~        25,000

Loss for the year                                   ~         ~           ~              ~         ~       (609,511)     (609,511)
                                            -------------------------------------------------------------------------------------

Balance December 31, 2003                     634,863     2,400       6,373      2,042,220        --     (2,525,864)     (477,271)

Changes in 2003:

Issuance of Common Stock                       72,000         ~         720           (720)        ~              ~            --

Issuance of options for services rendered                     ~           ~          1,000         ~              ~         1,000

Regulation S offering                       4,039,214         ~      40,392        159,608         ~              ~       200,000

Issuance of Common Stock                      384,817         ~       3,848              ~     (3,848)            ~            --

Public issuance of Common Stock             2,297,257         ~      22,972        137,836         ~              ~       160,808

Cost related to issuances                           ~         ~           ~        (61,360)        ~              ~       (61,360)

Conversion of stock                         1,618,885     (1,656)    16,172        (16,172)        ~              ~            --

Waiver of management fees                           ~         ~           ~         58,333         ~              ~        58,333

Loss for the year                                   ~         ~           ~              ~         ~       (211,065)     (211,065)
                                            -------------------------------------------------------------------------------------
Balance December 31, 2003                   9,047,036       744   $  90,477     $2,320,745     $(3,848)  $(2,736,929)  $ (329,555)
                                            ======================================================================================


The accompanying notes are an integral part of the financial statements.


                                       F8

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)

                                              Number of Shares                                             Deficit
                                                                                                         accumulated
                                             Class A    Class B                Additional                during the       Total
                                             Common     Common      Share        paid-in   Subscription  development   Shareholders'
                                              Stock      Stock     Capital       capital    receivable      stage       deficiency
                                           --------------------------------------------------------------------------------------
Balance December 31, 2003                   9,047,036       744    90,477       2,320,745     (3,848)     (2,736,929)     (329,555)

Changes in 2004:

Issuance of options for services                                                  189,379                                  189,379
rendered

Exercise of options for services              975,941               9,759          42,250     (1,809)                       50,200
provided

Loss for the year                                                                                           (483,664)     (483,664)
                                           --------------------------------------------------------------------------------------

Balance December 31, 2004                  10,022,977       744  $100,236      $2,552,374    $(5,657)    $(3,220,593)    $(573,640)
                                           =======================================================================================


The accompanying notes are an integral part of the financial statements.


                                       F9

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Cumulative from
                                                                                                         October 1, 1993
                                                                                                            (date of
                                                                                                          commencement
                                                                                                          of operations)
                                                                    Year ended December 31                to December 31,
                                                            2004             2003             2002             2004
                                                        ------------     ------------     ------------     ------------
CASH FLOWS - OPERATING ACTIVITIES
Loss for the period                                     $   (483,664)    $   (211,065)    $   (609,511)    $ (3,220,593)
Adjustments to reconcile loss to net
cash used in operating activities (Appendix A)               154,623          107,784          157,848        1,210,050
                                                        ------------     ------------     ------------     ------------
Net cash used in operating activities                       (329,041)        (103,281)        (451,663)      (2,010,543)
                                                        ------------     ------------     ------------     ------------

CASH FLOWS - INVESTING ACTIVITIES
Purchase of fixed assets                                    (156,239)
                                                                                   --               --          (33,713)
Escrow Deposit                                               160,500         (160,500)              --               --
Proceeds from sale of fixed assets                             3,070               --               --            5,573
                                                        ------------     ------------     ------------     ------------
Net cash provided by (used in)  investing activities         163,570         (160,500)         (33,713)        (150,666)
                                                        ------------     ------------     ------------     ------------

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from long-term loans                                     --               --               --          210,858
Repayment of long-term loans                                      --          (17,410)         (26,128)        (114,397)
Short-term bank credit, net                                  124,769           11,587            1,949          128,454
Short-term loans from Related Party                               --               --          291,617          649,289
Bridge loan, net                                                 167          (39,523)          47,975            8,619
Issuance of shares                                            55,950          299,448           65,177        1,277,141
                                                        ------------     ------------     ------------     ------------
Net cash provided by financing activities                    180,886          254,102          380,590        2,179,964
                                                        ------------     ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents              15,415           (9,679)        (104,786)          18,755
Cash and cash equivalents - beginning of period                3,340           13,019          117,805               --
                                                        ------------     ------------     ------------     ------------
Cash and cash equivalents - end of period               $     18,755     $      3,340     $     13,019     $     18,755
                                                        ============     ============     ============     ============


The accompanying notes are an integral part of the financial statements.


                                      F10

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  Cumulative from
                                                                                                                  October 1, 1993
                                                                                                                     (date of
                                                                                                                   commencement
                                                                                                                  of operations)
                                                                             Year ended December 31               to December 31,
                                                                     2004             2003             2002             2004
                                                                 ------------     ------------     ------------     ------------
Appendix A -
Adjustments to reconcile loss to
net cash from operating activities

Income and expense items not
involving cash flows:

Depreciation and amortization                                           5,727     $      8,680     $      7,724     $    132,278
Exchange-rate (gain) loss                                                  --            5,919           (3,149)           5,395
Liabilities for severance pay                                              --            5,474            4,455               --
Loss on sale of fixed assets                                           20,116               --               --           18,388
Waiver of management fees                                                  --           25,000               --           58,333
Non-cash compensation expenses                                        183,629            1,000          123,249          662,190
                                                                 ------------     ------------     ------------     ------------
                                                                      209,472           46,073          132,279          876,584
                                                                 ------------     ------------     ------------     ------------

Changes in operating assets and liabilities:

Decrease (increase) in trade accounts receivable                        1,138            2,151           62,661              (20)
Decrease (increase) in other receivables and prepaid                   (3,262)           5,478           19,359           (7,788)
expenses
Decrease (increase) in inventories                                      3,168           (3,168)              --               --
Increase (decrease) in trade accounts payable                          (7,782)          21,420         (159,802)          51,085
Increase (decrease) in payables and other current liabilities         (48,111)          35,830          103,351          290,189
                                                                 ------------     ------------     ------------     ------------
                                                                      (54,849)          61,711           25,569          333,466
                                                                 ------------     ------------     ------------     ------------
                                                                 $    154,623     $    107,784     $    157,848     $  1,210,050
Appendix B -
Non cash transactions
Waiver of loan by principal shareholder
in exchange for rights to royalties                                        --               --     $    649,289     $    649,289
                                                                 ============     ============     ============     ============

Waiver of management fees in  previous year                                --     $     33,333               --               --
                                                                 ============     ============     ============     ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                                         $      5,400     $      4,903     $     13,485     $    150,309
                                                                 ============     ============     ============     ============


The accompanying notes are an integral part of the financial statements.


                                      F11

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

      A. General

      Voice Diary Inc. ("the Company") was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("the Subsidiary"), through an exchange of shares of the Company with former shareholders of the Subsidiary. Under generally accepted accounting principles, the transaction was accounted for as reorganization under common control and accordingly, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the Subsidiary for all periods from inception of the subsidiary. The Subsidiary began its operations in October 1, 1993 and has been in the development stage since then.

      B. Going concern

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of December 31, 2004 of $3,220,593 and working capital deficit as of December 31, 2004 of $573,640 raise substantial doubt about its ability to continue as a going concern.

      The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise new funding, to devise and execute a strategy and, ultimately, to attain profitable operation adequate to support the Company's expense structure. All these goals depend on future events.

      Since the second half of 2002 the Company's operations were carried out with a significantly reduced staff and presently the President of the Company is its only employee.

      Management is looking to add additional lines of products that will contribute to growth, through strategic acquisitions or mergers, and following such steps to raise the necessary funds to contemplate its development program for new products and working capital. Although there have been some preliminary discussions in this direction, there are no concrete discussions ongoing at this time, and we can make no assurances that we will be able to complete any such transactions on terms favorable to the Company or its shareholders.


                                      F12

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL (Cont.)

      C. Other risk factors

      1. The Company had almost no sales in 2004. It has discontinued the manufacturing of its Voice PDAs and it has no source of revenues at the present.

      2. The Company does not have the funds necessary to continue its operations at the current expense level.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

      A. General

      The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

      B. Principles of consolidation

      The Company's consolidated financial statements include the financial statements of the Company and its wholly owned Subsidiary in Israel, after elimination of material inter-company transactions and balances.

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

      Transactions and balances denominated in dollars are presented at their dollar amounts. Non-dollar transactions and balances are re-measured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," of the Financial Accounting Standards Board ("FASB"). Transaction gains and losses are reflected in net financing expenses.

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


                                      F13

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

      E. Use of estimates (Cont.)

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

      Management reviews fixed assets for impairment when circumstances or events indicate that the carrying amount of the asset may not be recoverable. If the sum of undiscounted cash flows is less than the carrying amount, an impairment loss is recognized at an amount by which the carrying amount of the asset exceeds its fair value based on discounted cash flows. As of December 31, 2004 the Company had no fixed assets.

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

      J. Deferred income taxes

      The Company accounts for income taxes utilizing the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Current tax liabilities are recognized for the estimated taxes payable on tax returns for the current year. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences between the income tax bases of assets and liabilities and their


                                      F14

                                VOICE DIARY INC.
                                     (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

      J. Deferred income taxes (Cont.)

      reported amounts in the financial statements, and for tax loss carry-forwards. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws, and deferred tax assets are reduced, if necessary, by the amount of tax benefits, the realization of which is not considered likely based on available evidence.

      K. Fair value of financial instruments

      The financial instruments of the Company consist mainly of cash and cash equivalents, current accounts receivable, accounts payable and accruals. Due to the relatively short period to maturity, the fair value of the financial instruments included in the working capital of the Company approximates their carrying amounts.

      L. Net loss per share

      Loss per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Potential securities have been excluded from the diluted loss per share computation for the years ended December 31, 2004, 2003, and 2002 due to the anti-dilution effect.

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

      N. Effects of recently issued accounting standards

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share Based Payments" ("SFAS 123(R)"). This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its authoritative interpretations. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services; focuses primarily on accounting for transactions in which an entity obtains employee and directors services in share-based payment transactions; and does not change the accounting guidance for share-based payment transactions with parties other than employees.


                                      F15

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

      N. Effects of recently issued accounting standards (Cont.)

      SFAS 123(R) eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued and requires to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair-value-based method in this Statement is similar to the fair-value-based method in SFAS 123 in most respects. The costs associated with the awards will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

      The provisions of SFAS 123(R) apply to all awards to be granted by the Company after June 30, 2005 and to awards modified, repurchased, or cancelled after that date. When initially applying the provisions of SFAS 123(R), in the third quarter of 2005, the Company will be required to elect between using either the "modified prospective method" or the "modified retrospective method". Under the modified prospective method, the Company is required to recognize compensation cost for all awards granted after the adoption of SFAS 123(R) and for the unvested portion of previously granted awards that are outstanding on that date.

      Under the modified retrospective method, the Company is required to restate its previously issued financial statements to recognize the amounts previously calculated and reported on a pro forma basis, as if the original provisions of SFAS 123 had been adopted. Under both methods, it is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.

      Management has recently commenced identifying the potential future impact of applying the provisions of SFAS 123(R), including each of its proposed transition methods, yet is currently unable to fully quantify the effect of this Standard on the Company's future financial position and results of operations. Nonetheless, it is expected that the adoption of SFAS 123(R) will increase the stock-based-award expenses the Company is to record in the future in comparison to the expenses recorded under the guidance currently applied by the Company.


                                      F16

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      N. Effects of recently issued accounting standards (Cont.)

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB No. 29". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted.

NOTE 3 - OTHER RECEIVABLES AND PREPAID EXPENSES

                                                   Year ended December 31
                                                     2004           2003
                                                  ----------    ----------
      Prepaid expenses                            $       96    $       33
      Government institutions                          7,692         2,993
      Others                                              --         1,500
                                                  ----------    ----------
                                                  $    7,788    $    4,526
                                                  ==========    ==========

NOTE 4 - FIXED ASSETS, NET

A. Comprised as follows:

                                                  Year ended December 31
                                                    2004          2003
                                                 ----------    ----------
      Cost:
      Computers and software                     $       --    $  108,595
                                                 ----------    ----------
      Fixtures                                           --        31,099
      Office furniture                                   --         2,858
                                                 ----------    ----------
                                                         --       142,552
                                                 ----------    ----------
      Accumulated depreciation:
      Computers and software                             --      (103,462)
      Fixtures                                           --        (8,986)
      Office furniture                                   --        (1,191)
                                                 ----------    ----------
                                                         --      (113,639)
                                                 ----------    ----------
      Net                                        $       --    $   28,913
                                                 ==========    ==========

B. According to management decision the subsidiary has scrapped all its fixed assets.


                                      F17

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -      OTHER PAYABLES

       A. Comprised as follows:

                                                         Year ended December 31
                                                            2004         2003
                                                        ----------    ----------
      Other Payables
      Employees and payroll accruals                    $   27,955    $   63,102
      Fund for the Encouragement of Marketing *             21,219        20,188
      Liabilities for severance pay (Note 5B)               11,882            --
                                                        ----------    ----------
                                                        $   61,056    $   83,290
                                                        ==========    ==========

      * Claim for refund of amounts received by the Subsidiary from the fund by the Ministry of Industry and Trade.

      B. Liabilities for severance pay

      The Subsidiary is subject to certain Israeli law and labor agreements that determine the obligations of the Subsidiary to make severance payments to dismissed employees and to employees leaving employment under certain other circumstances. The obligation for severance pay benefits, as determined by Israeli law, is based upon length of service and the employee's most recent salary. The obligation is presented as a short term liability since the employees have been laid off. (In 2003 it was presented under Long Term Liability.)

NOTE 6 - SHORT TERM BANK LOANS

      A. In August 2001 the Subsidiary received a loan in the amount of approximately $102,000 from the Industrial Development Bank of Israel Ltd., ("IDBI"). The loan bears an interest at the rate of LIBOR+4% per annum paid monthly.

      B. The Subsidiary is in default in its repayments of the loan. IDBI is engaged in court ordered collection proceedings against the Subsidiary for non-payment of the debt. The sum claimed is approximately $250,000, including penalties and interest. The entire amount has been accrued in The Short Term Debt. The financial statements will change if the Subsidiary goes into receivership. See Note 7. IDBI is also engaged in court ordered collection proceedings against the Company's President, who has personally guaranteed approximately $50,000 of the debt of the Subsidiary.

      C. See Note 8C regarding security.


                                      F18

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - TEMPORARY SUSPENSION OF SUBSIDIARY'S OPERATIONS

      In August 2004 the Company decided to temporarily suspend operations of the Subsidiary until it reaches settlement with IDBI. Following is the pro-forma effect on the Company's Financial Statements if the subsidiary's assets and liabilities are liquidated as a result of receivership:

                                                                December 31
                                                                    2004
                                                               ------------
CURRENT ASSETS
Cash and cash equivalents                                      $     18,261
Other receivables and prepaid expenses                                   96
                                                               ------------
                                                                     18,357
                                                               ============

CURRENT LIABILITIES
Trade accounts payable                                               11,173
Accrued expenses                                                     50,012
Other payables                                                          893
                                                               ------------
                                                                     62,078
                                                               ------------

SHAREHOLDERS' DEFICIENCY
Share capital:
  Shares of Class A Common Stock $0.01 par value
  Authorized - 20,000,000  shares,  Issued and
    Outstanding - 10,022,977 shares as of December 31, 2004
    and 9,047,036 shares as of December 31, 2003                    100,229
   Shares of Class B Common Stock $ 0.01 par value
   Authorized - 8,344 shares. Issued and
     Outstanding - 744 shares                                             7
Additional paid-in capital                                        3,082,293
Subscription receivable                                              (5,657)
Deficit accumulated during the development stage                 (3,220,593)
                                                               ------------
                                                                    (43,721)
                                                               ------------
                                                                     18,357
                                                               ============

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


                                      F19

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS (cont.)

      A. Royalties (cont.)

      2. In June 30, 2002 the Subsidiary signed an agreement with Aryt Industries Ltd (Subsidiary's former parent company) ("Aryt"). The Subsidiary undertook to pay to Aryt royalties from the sales of the Subsidiary's products up to an aggregate amount of $751,000, in exchange for the cancellation by Aryt of all of its rights, title and interest in and to any obligation of the Subsidiary or any other entity on its behalf. The rate of the royalties shall be as follows:

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

      B. According to a decision on August 24, 1999 of the O.C.S., the Subsidiary was requested to repay an amount of $43,677 (including interest) to the O.C.S. for amounts received by the Subsidiary in 1998. The Subsidiary recorded a provision in its books for the full amount of this request. The Subsidiary counter claims additional participation by the O.C.S. in research and development expenses for the period from December 1998 to March 1999. The Subsidiary has not recorded a receivable in connection with this claim.

      C. Liens

      A floating lien has been placed on all the Subsidiary's assets, securities, notes and other documents in favor of IDBI.


                                      F20

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SHAREHOLDERS' DEFICIENCY

      A. General

      The total number of shares of the Company is as follows:

                                        Authorized      Issued and Outstanding
           Class A Common Stock         20,000,000            10,022,977
                                        ----------            ----------
           Class B Common Stock              8,344                   744
                                        ----------            ----------

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

      In December 2003 1,656 shares of Class B were converted to 1,618,885 shares of Class A.


                                      F21

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SHAREHOLDERS' DEFICIENCY (CONT.)

      A. General (Cont.)

      A summary of the status of the Company's and the Subsidiary's stock options as of December 31, 2004, 2003 and 2002, and of changes during the periods then ended, is presented below:

      1. Company (See B17)

                                                                      December 31,
                                                 ---------------------------------------------------
                                                                                            Exercise
                                                    2004           2003        2002          price
                                                 ---------       -------    ----------    ----------
      Outstanding at beginning of year              20,000            --            --            --
      Granted during year                          955,941        20,000            --            --
      Exercised during year                        975,941            --            --    $0.01-0.25
                                                 ---------       -------    ----------    ----------

      Outstanding at end of year                        --        20,000            --    $       --
                                                 =========       =======    ==========    ==========
      Weighted average fair value of options
      granted during the year                    $    0.25       $  0.05
                                                 =========       =======

      2. Subsidiary

                                                                   December 31,
                                                 -----------------------------------------------------
                                                                                             Exercise
                                                    2004           2003         2002          price
                                                 ---------       -------     ----------     ----------
      Outstanding at beginning of year                  --        60,162         42,414     $        0
      Granted during year                               --            --         20,614     $        0
      Exercised during year                             --       (59,295)            --     $        0
      Forfeited during year                             --          (867)        (2,866)    $        0
                                                 ---------       -------     ----------     ----------
      Outstanding at end of year                        --            --         60,162     $        0
                                                 ==========      =======     ==========     ==========
      Weighted average fair value of options
      granted during the year                    $       --      $    --     $     1.21
                                                 ==========      =======     ==========

      B. Issuance of share capital and options

      1. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of the Subsidiary. Under generally accepted accounting principles, the transaction was accounted for as reorganization under common control. The shares of Common Stock were exchanged for shares of Class A Common Stock and shares of Preferred Stock were exchanged for shares of Class B Common Stock.


                                      F22

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

      4. In 1999, the Subsidiary issued 53,990 options to the CEO and 9,937 options to two other employees. The options were convertible to shares of Common Stock with no exercise price and in consideration for waiving their salaries for 1999. The value of the options, totaling $ 199,864, was estimated by the Subsidiary at a price of $3 per option based on the last share placement price. That amount was charged to operations.

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


                                      F23

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

      12. On June 30, 2002, Aryt, the Subsidiary's principal shareholder, decided to waive all of its rights pertaining to its shares of the Subsidiary and to sell its shareholdings to the Company for total consideration of $1. In addition, Aryt waived debt in the amount of $649,289 previously included in short-term loans from Related Party. The amount has been included in additional paid in capital.

      13. In December 2002 the Company acquired 13,946 shares of the Subsidiary representing 0.37% from the share capital of the Subsidiary for total consideration of $0.2.

      14. In December 2002, the Subsidiary issued 20,614 options to a distributor in consideration for services rendered to the Subsidiary. The options are convertible to shares of Common Stock with no exercise price. The value of the options, totaling $25,000, was estimated by the Subsidiary based on the fair value of the services rendered. That amount was charged to operations.

      15. In January 2003, five option holders of the Subsidiary exercised 59,295 options for 59,295 shares of the Subsidiary. The options had no exercise price. On January 6, 2003 the Company issued 72,000 shares of Class A Common Stock in consideration for those 59,295 shares of Subsidiary's Common Stock.

      16. In May 2003 the Company adopted a Stock Options Plan for employees and subcontractors. Under this plan, in September 2003, the Company granted Mr. Uri Z. Tolkowsky, then Vice President of the Company, 20,000 options exercisable until September 2006, at a price of $0.01 per share.

      17. In May 2003 The Company filed a registration statement with the Securities Exchange Commission (the "SEC") to register 2,400,000 shares of Class A Common Stock to be offered to the public; 2,726,470 shares of Class A Common Stock to be offered by selling shareholders, 1,000,000 shares of Class A Common Stock pursuant to a stock option plan for employees and suppliers, (see 17 above) and 1,618,885 shares of Class A Common Stock to be issued upon the conversion of Class B Common Stock. The SEC granted effectiveness to the registration statement in June 2003. The offering was closed on December 15, 2003. The Company sold to the public 2,297,257 shares of Class A Common Stock at a price of $0.07 in consideration of $160,808. 1,656 shares of the Class B Common Stock were converted into 1,618,885 shares of Class A Common Stock. In June 2004 the Company's Class A Common Stock started trading on the OTC BB.


                                      F24

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SHAREHOLDERS' DEFICIENCY (CONT.)

      B. Issuance of share capital and options (Cont.)

      18. During the period from June 2003 to September 2003 several investors invested in the Company an aggregate amount of $200,000 in consideration for 4,039,214 shares of Class A Common Stock. The investment was made pursuant to Regulation S under the Securities Act of 1933, as amended. The investors were led by the principals of Nir-Or Israel Ltd. ("Nir-Or"), an Israeli company. One of the principals of Nir-Or became a director in the Company.

      19. On August 2003 the Company issued 384,817 shares of Class A Common Stock to Natali (the Company for Emergency Medical Services in Israel) Ltd., in consideration of $3,848.17 to be paid until September 2006.

      20. On July 2004, the Company filed a registration statement on form S-8 to register 1,000,000 shares of Class A Common Stock to be issued upon exercise of options granted under the Company's 2003 Stock Option Plan. As of December 31, 2004, 975,941 options have been granted (955,941 and 20,000 in 2004 and 2003, respectively) to certain advisors of the Company at an exercise price of $0.01-$0.25 per share. All the options granted have been exercised during 2004. The Company accounted for these options under the Fair-value method of FAS No. 123 and EITF 96-18. The fair value was determined using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.41%-1.70%, volatility rate of 5.72%-10.62%, dividend yields of 0% and an expected life of one day to three years. Compensation expenses of $183,629, $1,000 and $25,000 were recognized for the years ended December 31, 2004, 2003 and 2002, respectively.

      21. On July 2004, the Company issued 595,000 shares of Class A Common Stock upon exercise of options granted to advisors under the 2003 Stock Option Plan. The exercise price was $0.01 and the proceeds received were $5,950.

      22. On August 2004, the Company granted 180,941 options under the 2003 Stock Option Plan in consideration for solicitation services provided in relation to the order from Natali. The exercise price is $0.01. The options were exercised after September 30, 2004.

      23. On September 2004, the Company granted a consultant an option to purchase 200,000 Class A Common Stock at a price (after amendment) of $0.25 per share for services regarding potential sources of capital and introduction to companies in the US and in China who have an interest in the products and services that the Company has to offer. The consultant has exercised the option in October, 2004.


                                      F25

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - REVENUES

      A. Main customers:

                                  Year ended December 31
                           ---------------------------------------
                           2004             2003             2002
                           ----             ----             ----
      Customers:
         A                 $ 990          $    --          $    --
                           =====          =======          =======
         B                 $  --          $42,724          $    --
                           =====          =======          =======
         C                 $  --          $26,473          $    --
                           =====          =======          =======
         D                 $  --          $    --          $16,573
                           =====          =======          =======

      B. Data by geographical regions:

                                                  Year ended December 31
                                               ------------------------------
                                                2004       2003       2002
                                                ----       ----       ----
      Sales distribution, by target market:
          Israel                               $ 1,557    $13,689    $31,640
          U.S.A                                     --     42,724        651
          Europe                                   990     26,473      1,711
                                               -------    -------    -------
                                               $ 2,547    $82,886    $34,007
                                               =======    =======    =======

NOTE 11 - COST OF REVENUES

                                                                         Cumulative from
                                                                         October 1, 1993
                                                                            (date of
                                                                          commencement
                                                                         of operations)
                                             Year ended December 31      to December 31,
                                          2004        2003        2002        2004
                                        --------    --------    --------    --------
      Materials                         $  3,979    $ 33,847    $ 12,751    $420,128
      Salaries and related expenses           --       7,865      30,924      81,340
      Sub-contractors                         --          --          --      50,783
      Non-cash compensation expenses          --          --          --      20,025
      Other                                   --       8,996      15,734      63,653
                                        --------    --------    --------    --------
                                        $  3,979    $ 50,708    $ 59,409    $635,929
                                        ========    ========    ========    ========


                                      F26

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RESEARCH AND DEVELOPMENT EXPENSES

                                                                                           Cumulative from
                                                                                           October 1, 1993
                                                                                               (date of
                                                                                             commencement
                                                                                             of operations)
                                                        Year ended December 31              To December 31,
                                                 2004            2003            2002            2004
                                             ------------    ------------    ------------    ------------
      Salaries and related expenses          $         --    $      8,214    $    111,051    $    882,533
                                             ------------    ------------    ------------    ------------
      Sub-contractors                                  --              --           6,221         387,921
      Materials                                        --              --          10,202          87,598
      Non-cash compensation expenses                   --              --              --          57,004
      Other                                            --           2,645          15,107         375,603
                                             ------------    ------------    ------------    ------------
                                                       --          10,859         142,581       1,790,659
      Less:
      Participation from Government funds              --              --              --        (704,350)
      Grants received                                  --              --              --          39,244
                                             ------------    ------------    ------------    ------------
                                             $         --    $     10,859    $    142,581    $  1,125,553
                                             ============    ============    ============    ============

NOTE 13 - MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                     Cumulative from
                                                                                     October 1, 1993
                                                                                        (date of
                                                                                      commencement
                                                                                     of operations)
                                                     Year ended December 31          to December 31,
                                               2004           2003          2002          2004
                                           ------------   ------------  ------------  ------------
      Marketing, General & Administrative
      Salaries and related expenses        $         --   $         --  $    114,923  $    410,351
      Advertising and marketing costs             6,530         13,093        38,842       193,545
      Depreciation                                5,727          8,680         7,723       122,469
      Non-cash compensation expenses            183,629          1,000        25,000       416,600
      Professional services                      62,854         86,004        65,309       331,500
      Office expenses                            20,662         13,968         9,945       173,103
      Management fees                            40,000         40,000        33,333       161,615
      Car maintenance                            16,874         15,885        11,881        92,545
      Others                                     (6,647)         9,858        22,180        95,680
                                           ------------   ------------  ------------  ------------
                                           $    329,629   $    188,488  $    329,136  $  1,997,408
                                           ------------   ------------  ------------  ------------
      Less: expenses attributed to
      research and development expenses              --             --            --      (335,862)
                                           ------------   ------------  ------------  ------------
                                           $    329,629   $    188,488  $    329,136  $  1,661,546
                                           ============   ============  ============  ============


                                      F27

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FINANCIAL EXPENSES

                                                                               Cumulative from
                                                                               October 1, 1993
                                                                                   (date of
                                                                                 commencement
                                                                                of operations)
                                               Year ended December 31          to December 31,
                                          2004          2003          2002          2004
                                       ----------    ----------    ----------    ----------
      Financial expenses to banks      $  134,960    $   45,541    $   10,613    $  357,664
      Interest to related party                --            --        33,465        42,986
      Amortization of debt issuance
      costs                                    --            --        98,249       168,561
                                       ----------    ----------    ----------    ----------
                                       $  134,960    $   45,541    $  142,327    $  569,211
                                       ==========    ==========    ==========    ==========

NOTE 15 - OTHER INCOME, NET

      Consists of profit from sales of PC cards to Nir-Or and loss from sales of computer equipment included in the Subsidiary's fixed assets. (In 2003 - profit from sales of PC cards to Nir-Or. In 2002 - consulting services to Nir-Or.)

NOTE 16 - INCOME TAXES

      A. The Subsidiary is assessed under the provisions of the Israeli Income Tax Law (Inflationary Adjustments) 1985, pursuant to which results for tax purposes are measured in new Israeli shekels in real terms in accordance with changes in the Israeli consumer price index.

      B. Deferred taxes

      Under Statement No. 109 of the FASB, deferred tax assets are to be recognized for anticipated tax benefits associated with net operating loss carry-forwards and deductible temporary differences. A valuation allowance is recorded if it is more likely than not some or all of the deferred tax assets will not be realized.

                                         As of December 31
                                        2004          2003
                                     ----------    ----------
      Loss carry-forwards            $  705,201       762,913
      Other temporary differences         4,159         4,208
                                     ----------    ----------
                                        709,360       767,121
      Less: valuation allowance         709,360       767,121
                                     ----------    ----------
                                     $       --    $       --
                                     ==========    ==========


                                      F28

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES (Cont.)

      B. Deferred taxes (Continued)

      The Company has provided for a valuation allowance in respect of all deferred tax benefits resulting from tax loss carry-forwards and other temporary differences, due to the uncertainty regarding the realization of such benefits.

      As of December 31, 2004, the Company and the Subsidiary had carry-forward tax losses generated in the U.S. and in Israel of approximately $532,744 and $1,537,051 respectively. The Subsidiary's carry-forward tax losses are denominated in New Israel Shekels and are linked to the Israeli consumer price index.

      C. Tax assessments

      The Company has not received final tax assessment for income tax purposes since incorporation.

      The Subsidiary has received final tax assessment up to and including the 2000 tax year.

NOTE 17 - RELATED PARTY TRANSACTIONS

                                               Year ended December 31
                                          2004          2003          2002
                                       ----------    ----------    ----------
      Related parties
      Expenses -
      Purchase of materials            $       --    $       --    $    6,158
                                       ==========    ==========    ==========
      Sub-contractors                  $       --    $       --    $    9,027
                                       ==========    ==========    ==========
      Travel expenses                  $    2,987    $       --    $    3,837
                                       ==========    ==========    ==========
      Salaries and related expenses    $       --    $       --    $   59,823
                                       ==========    ==========    ==========
      Management fees                  $   40,000    $   40,000    $   33,000
                                       ==========    ==========    ==========


                                      F29

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information concerning the Company's directors as of April 1, 2004.

Name                 Age              Position with Company
----                 ---              ---------------------

Arie Hinkis          57               President, Chief Executive Officer, Chief
                                      Financial Officer and Director
Nathan Tarter        57               Director

      Mr. Hinkis has been Chief Executive Officer of VDL since January 1997 and has been Chief Executive Officer and a director of the Company since its inception. From July 1991 until January 2002, Mr. Hinkis was director of Robogroup T.E.K. Ltd, a NASDAQ company which bought shareholder in VDI. From October 2002 until July 2003, Mr. Hinkis was CFO of Nir-Or.

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

Compliance with Section 16(a) of the Exchange Act

      Under Section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of any class of our equity securities are required to file certain reports, within specified time periods, indicating their holdings of and transactions in any class of equity securities and derivative securities. Based solely on a review of any such reports provided to us and written representations from such persons regarding the necessity to file any such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

      The following summary compensation table shows the compensation paid during the last three fiscal years to the Company's chief executive officer. No executive officer received salary and bonus during the fiscal year ended December 31, 2004 in an aggregate amount which exceeded $100,000.

                           Summary Compensation Table

                                           Annual Compensation      Long Term Compensation
                                           -------------------      ----------------------
                                        Management   Other Annual   Awards
Name and Principal Position     Year     Salary      Compensation   Restricted Stock
---------------------------     ----     ------      ------------   ----------------
Arie Hinkis, President          2004    $40,000      0              0
                                2003    $15,000      0              0
                                2002    $98,221      0              0

Employment and Management Agreements

      Arie Hinkis is employed by VDI pursuant to an Employment Agreement dated July 3, 2002. The agreement provides that Mr. Hinkis is paid a salary, starting on March 1, 2002, at the amount of $40,000 per year plus a bonus to be determined in the sole discretion of the Board of Directors. The amount accrued for his salary is included in our financial reports under "Accrued Expenses". During his stay in the USA we reimburse Mr. Hinkis on his hotel or rent expenses and we pay for his rented car. Mr. Hinkis was employed by VDL until December 2002. Arie Hinkis waived a total amount of $58,333 for 2002 and 2003, this waiver is reflected under additional paid in capital in the financial reports

Directors' Compensation

      Directors are not paid for their services as directors. We do not currently have any formal policy as to the compensation we would offer independent directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of April 1, 2004 certain information with respect to the amount and nature of beneficial ownership of the Company's Class A Common Stock, par value $0.01 per share ("Class A Stock") held by: (i) each person known to us to be a beneficial owner of more than 5% of the Company's outstanding Class A Stock and (ii) the directors and officers of the Company.

Name and Address of
Beneficial Owner (1)               Class Of Shares            Number of Shares        Percent (2)
--------------------               ---------------            ----------------        -----------
Arie Hinkis, President and         Class A Common Stock       981,196 (3)             8.91%
director
Arie Hinkis, President and         Class B Common Stock       744                     100%
director
Nathan Tarter, director            Class A Common Stock       1,346,405 (4)           13.43%
Directors and Executive            Class A Common Stock       2,327,601 (5)           21.15%
Officers as a group (2
persons)
Ofer Yonach                        Class A Common Stock       2,022,389               20.18%

------------------------------

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

(3) Mr. Hinkis transferred his Class A Common Stock to his children, none of whom has 5%. Shares represented previously under Mr. Hinkis' holding belonged to two limited partnerships and were distributed to the limited partners. The amount represented is the shares of Class A Common Stock which may be issued to Mr. Hinkis upon conversion of Class B Common Stock held by Mr. Hinkis.

(4)   Includes 450,722 shares held by Mr. Tarter children.

(5) Includes the shares owned by Nathan Tarter and the shares associated with Mr. Hinkis under (3) above.

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

      (b)   Reports on Form 8-K

            Listed below are reports on Form 8-K filed during the fiscal quarter ended December 31, 2005.

            None.

ITEM 14. CONTROLS AND PROCEDURES

      As required by United States Securities and Exchange Commission ("SEC") rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our principal executive and principal financial officer. Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

                                         VOICE DIARY INC.
                                         (Registrant)

Dated: April 14, 2005
                                         /s/ Arie Hinkis
                                         ---------------
                                         Arie Hinkis
                                         President and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and the date indicated.

Dated: April 14, 2005
                                          /s/ Nathan Tarter
                                          -----------------
                                          Nathan Tarter, Director