Form 10KSB/A
period 2004-12-31
VOICE DIARY INC
filed 2005-04-27
CIK 1173784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

At April 1, 2005, the registrant had outstanding 10,022,977 shares of par value $.01 Class A Common Stock and 744 shares of par value $.01 Class B Common Stock.

Transitional Small Business Disclosure Format (check one):  YES |_| NO |X|

Rider A

                                EXPLANATORY NOTE

      Due to human error, Voice Diary's annual report on Form 10-KSB filed on April 15, 2005, was filed prematurely; the Form 10-KSB (including the financial statements therein) had not yet been approved by the Company's audit committee and the Company's auditors had not yet issued their auditors' report on the financial statements for the year ended December 31, 2004. Consequently, the Form 10-KSB filed on April 15, 2005, should be disregarded; it has been replaced by this Form 10-KSB/A.

                                TABLE OF CONTENTS


                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS ...............................................3
ITEM 2  DESCRIPTION OF PROPERTY ...............................................4
ITEM 3  LEGAL PROCEEDINGS .....................................................5
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................5


                                     PART II

ITEM 5  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
            ISSUER PURCHASES OF EQUITY SECURITIES STOCKHOLDER MATTERS .........5
ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .............7
ITEM 7  FINANCIAL STATEMENTS .................................................12
ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE ...........................12
ITEM 8A CONTROLS AND PROCEDURES ..............................................12


                                    PART III

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................13
ITEM 10 EXECUTIVE COMPENSATION ...............................................14
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .......14
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................15
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .....................................16
ITEM 14 CONTROLS AND PROCEDURES ..............................................16
        SIGNATURES ...........................................................17

                                VOICE DIARY INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      We were incorporated in Delaware on February 26, 2002. In June and July 2002 we acquired approximately 99.81% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("VDL"), through a purchase of shares from the former controlling stockholder of VDL and an exchange of shares of our Company with former stockholders of VDL.

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

      With the emergence of cellular telephones the feature set of our PDAs became less than satisfactory and users now are reluctant to carry a PDA in addition to their cellular telephone. Thus our market has weakened and as a result we have ceased production of our PDAs. We have no inventory left of products or components.

      In August 2004 we decided to temporarily suspend operations of VDL until it reaches settlement with the Industrial Development Bank of Israel Ltd ("IDBI") and other creditors. See Item 3: Legal Proceedings.

THE CARDIOGSM AND THE VOICEPILOT

      In 2003 we received a $3,000,000 order to provide 10,000 units of a GSM cellular phone that has an integrated EKG (ECG) device (the "CardioGSM"). For the development of the CardioGSM we acquired in 2004 non-exclusive licensing rights to patents that cover claims regarding a portable vital-signs monitor - the technology necessary for the CardioGSM. Based on the CardioGSM, we intended to develop a new product for the blind and visually impaired market: a cellular phone with a voice PDA embedded, the "VoicePilot".

      However, the order expired on December 31, 2004, because we failed to raise the $1,000,000, necessary to execute the development of the CardioGSM. As a result we have abandoned our plans to develop the CardioGSM and the VoicePilot.

NIR-OR

      In 2004 we negotiated with Nir-Or Israel Ltd. ("Nir-Or") regarding our acquiring the business of Nir-Or. Nir-Or is an Israeli aerospace and defense company founded in 1986. Its main products include display systems for airborne, naval, and land platforms for command and control applications in harsh environments. A final agreement with Nir-Or was to have been signed by December 31, 2004, but the signing was postponed and we currently believe that the acquisition is not likely to be consummated.

      The shareholders of Nir-Or are also major shareholders in our Company. Mr. Nathan Tarter, who is the president of Nir-Or and holds two thirds of its outstanding shares, is one of our directors and holds approximately 13% of our outstanding shares. Mr. Ofer Yonach, who is director and chief financial officer of Nir-Or and holds a third of its outstanding shares, holds approximately 20% of our outstanding shares.

MERGERS OR ACQUISITIONS

      We are now looking at other strategic acquisitions or mergers with companies that can benefit from our core technologies and business experience to develop jointly applications of our proprietary know-how. During 2004, we signed consulting agreements with several consultants to help us locate potential companies for mergers, acquisitions or other forms of cooperation, as well as to help us with other financial and business decisions. As a result there have been some discussions in this direction but we can make no assurances that we will be able to complete any such transactions on terms favorable to us or to our shareholders.

      We have granted the consultants with stock options that have been exercised.

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

ITEM 2. DESCRIPTION OF PROPERTY

      Our facilities include an office space of approximately 120 square feet at Jericho NY. The lease is in Jericho, New York. We lease these premises rent free, under an oral arrangement with our US distributor. This arrangement may be terminated immediately at any time. VDL no longer leases office space in Israel.

ITEM 3. LEGAL PROCEEDINGS

      The Industrial Development Bank of Israel Ltd., ("IDBI") is engaged in court-ordered collection proceedings against VDL for non-payment of debt. The sum claimed is approximately $250,000, including penalties and interest. The entire amount has been accrued in our financial statements. In relation to the pro-forma effect on our financial statements if VDL assets and liabilities are liquidated as a result of receivership see notes 6 and 7 to the financial statements. IDBI is also engaged in court-ordered collection proceedings against our president, who has personally guaranteed approximately $50,000 of the debt of VDL. Under these proceedings the Enforcement of Judgment Office ruled that our president is not allowed to leave Israel until he settles his debt. We intend to negotiate a settlement with IDBI upon completion of our next financing. If we fail to raise more money this may lead to the appointment of receiver for VDL and will restrain our president from being fully engaged in the development of our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

      On June 22, 2004, our Class A Common Stock was approved for listing on the Over-the-Counter Bulletin Board. Our symbol is VDYI.

      The following table sets forth the range of high and low closing prices for our common stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. These quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                            Closing prices
                    -----------------------------
                      High                Low
                    ---------          ----------
Q3 2004               $0.64              $0.01
Q4 2004               $0.80              $0.19
Q1 2005               $0.30              $0.05

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                            Number of
                                                                                            securities
                                                                                            remaining
                                                          Number of                         available for
                                                          securities to                     future issuance
                                                          be issued       Weighted          under equity
                                                          upon exercise   average           compensation
                                                          of              exercise price    plans
                                                          outstanding     of outstanding    (excluding
                                                          options,        options,          securities
                                                          warrants and    warrants and      reflected in
                                                          rights          rights            column (a)
                                                               (a)            (b)                 (c)
Equity compensation plans approved by security
   holders..............................................        0                --             24,059
Equity compensation plans not approved by security
   holders..............................................        0                --                  0
              Total ....................................        0                --             24,059

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

Going concern issue

      The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at December 31, 2004 of $3,220,593, a working capital deficit at December 31, 2004 of $573,640 and accumulated negative cash flow used in operation activity of $2,010,543 that raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002, the company's operations were carried out with a significantly reduced staff. The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations which are contingent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FINANCIAL BACKGROUND

      From our inception through 1998, we were financed by an aggregate of approximately $780,000 in equity investments made by a group of Israeli investors. During this period VDL received about $700,000 in grants for research and development and for marketing. See Note 8 to the Company's consolidated financial statements for information concerning disputes between VDL and the Chief Scientist and Note 5 for the payback of part of the Marketing Fund grant.

      Towards the end of the first quarter of 1999 a dispute with our founder and former president resulted in all the above funding sources were no longer available. In January 2000 VDL began a relationship with Aryt Industries Ltd. ("Aryt"), which culminated in Aryt providing the Company from January 2000 to March 2002 with loans aggregating approximately to $0.65 million. VDL allocated to Aryt shares in consideration of the loans.

      In June 2002, Aryt and our Company agreed, in connection with our acquisition of VDL, that all of Aryt's shares of VDL be transferred to us for $1.00 and the loans and all other debts payable by VDL to Aryt be extinguished. In return, VDL agreed to pay Aryt, on a quarterly basis, royalties on VDL sales up to an aggregate amount of $751,000. See Note 8 to the financial statements. VDL has not yet paid any royalties to Aryt. The royalties that VDL owes Aryt amount to approximately $10,000. In addition, VDL failed to meet payments to Aryt for components supplied for manufacturing of the IMP in the amount of approximately $26,000. All VDL's debt to Aryt is allocated in our consolidated financial statements.

      From July 2002 to September 2003 several Israeli investors invested in us a total of $200,000 in consideration for 4,039,214 shares of Class A Common Stock. The investment was made pursuant to Regulation S under the Securities Act of 1933, as amended. The investors were led by Ofer Yonach and Nathan Tarter, the principals of Nir-Or. Nathan Tarter became a director in our Company. During this period we also provided services to Nir-Or for $29,000.

      In May 2003, we filed a registration statement with the Securities Exchange Commission (the "SEC") to register 2,400,000 shares of Class A Common Stock to be offered to the public, 2,726,470 shares of Class A Common Stock to be offered by selling shareholders, 1,000,000 shares of Class A Common Stock to be issued pursuant to a stock option plan for employees and suppliers, and 1,618,885 shares of Class A Common Stock to be issued upon the conversion of Class B Common Stock. The registration statement became effective in June 2003. The offering was closed on December 15, 2003. The Company sold to the public 2,297,257 shares of Class A Common Stock at a price of $0.07. 1656 shares of the Class B Common Stock were converted into 1,618,885 shares of Class A Common Stock.

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

RESULTS OF OPERATION

      The following discussion of the financial condition and results of operations of our Company should be read in conjunction with the consolidated financial statements and the notes thereto included in this annual report.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

      Our revenues in fiscal year 2004 were negligible. The reason is that we stopped manufacturing and marketing of the IMP and we had no new product to introduce to the market. We had no research and development activity, which was in fact terminated in 2003.

      Marketing, general and administrative expenses increased by $141,141 (75%) in fiscal year 2004 compared to the previous year due to the issuance of stock options granted for advisors services.

      In fiscal year 2004 we had net financial expenses of $134,960. In 2003 we had financial expenses of $45,541. The increase in financial expenses was due to interest and penalties accrued on our debt to IDBI.

      Our net loss for fiscal year 2004 increased by $272,599 (129%) compared to fiscal year 2003. The increase is primarily due to the decrease in our revenues, the issuance of stock options and financial expenses of short term loan.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

      Our revenues increased by $48,884 (approximately 143%) in the fiscal year 2003 over the fiscal year 2002. The reason for this increase was that we had repeat sales of the IMP.

      In fiscal year 2003 our gross profit was $32,178. In fiscal year 2002 we had gross loss of $25,407. The gross profit in fiscal year 2003 was due to the decrease in manufacturing expenses that resulted from the general decrease in our operating budget.

      Research and development expenses decreased by $131,722 in fiscal year 2003 over fiscal year 2002. This was a result of our ending all our research and development work after the first quarter of 2003.

      Marketing, general and administrative expenses decreased by $140,648 (approximately 43%) in fiscal year 2003 compared to the previous year due to the decrease in our marketing activity and other expenses as we downsized our operation because of our financial situation.

      In fiscal year 2003 we had net financial expenses of $45,541. In 2002 we had financial expenses of $142,327. Most of the expenses in fiscal year 2002 ($98,000) were related to amortization of our debt to Aryt.

      Our net loss in fiscal year 2003 decreased by $398,446 (approximately 65%) from fiscal year 2002. The decrease is primarily due to the decrease in all our expenses and the increase in our sales.

Liquidity

      We have no financial resources to continue our operations. Our operating budget is about $12,000 a month. To continue operations we must raise money immediately and we intend to do so either through short term borrowings or private placements. We expect to be able to obtain a short term loan that will enable us to pay our expected expenses until the end of the second quarter of 2005 and settle the debt of VDL with The Industry Development Bank of Israel. If we will not be able to raise money we are facing the risk of being unable to continue our operations.

      Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. As stated in the financial statements included in this annual report, our recurring losses from operations, negative working capital, shareholders' deficiency and negative cash flows and the court ordered collection proceedings against the subsidiary for non-payment of its loan amounting to approximately $250,000 raise substantial doubt about our ability to continue as a going concern. We had a deficit in working capital of $573,640 as of December 31, 2004.

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

(1) Based on sales volume. See "Financial Background" above.

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

      Short-term debt (in U.S. dollars)

                                                      2004
                                                  ------------

              Variable rate (in U.S. dollars)        $250,310
                                Interest rate       LIBOR + 4%

                                                  -----------
                                                     $250,310
                                                  ===========

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by this item begin on page F-1 following this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Based on his evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004, our president and chief executive officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 6 to the financial statements, the Company's recurring losses from operations, working capital deficit, shareholders' deficiency and negative cash flows and the court ordered collection proceedings against the Subsidiary for non-payment of its loan amounting to approximately $250,000 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Brightman Almagor & Co.,
Certified Public Accountants
A member firm of Deloitte Touch Tohmatsu
Haifa, Israel
April 26, 2005


                                       F3

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31
                                                                                ---------------------------
                                                                                  2 0 0 4        2 0 0 3
                                                                                ------------   ------------
CURRENT ASSETS
Cash and cash equivalents                                                       $     18,755   $      3,340
Proceeds from public offering                                                             --        160,500
Trade accounts receivable                                                                 20          1,158
Other receivables and prepaid expenses (Note 3)                                        7,788          4,526
Inventory                                                                                 --          3,168
                                                                                ------------   ------------
                                                                                      26,563        172,692
                                                                                ------------   ------------

FIXED ASSETS, NET (Note 4)                                                                --         28,913
                                                                                ------------   ------------

                                                                                ------------   ------------
                                                                                $     26,563   $    201,605
                                                                                ============   ============
CURRENT LIABILITIES
Bank loans (Note 6)                                                             $    250,310   $    125,541
Trade accounts payable                                                                51,085         58,867
Accrued expenses                                                                     229,133        243,320
Bridge loan                                                                            8,619          8,452
Other payables (Note 5)                                                               61,056         83,290
                                                                                ------------   ------------
                                                                                     600,203        519,470
                                                                                ------------   ------------

LONG TERM LIABILITIES
Liabilities for severance pay (Note 5B)                                                   --         11,690
                                                                                ------------   ------------

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


                                       F4

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Cumulative from
                                                                                           October 1, 1993
                                                                                              (date of
                                                                                            commencement
                                                                                           of operations)
                                                    Year ended December 31                 to December 31,
                                     --------------------------------------------------    --------------
                                         2 0 0 4           2 0 0 3           2 0 0 2           2 0 0 4
                                     --------------    --------------    --------------    --------------
Revenues (Note 10)                   $        2,547    $       82,886    $       34,002    $      726,396

Cost of revenues (Note 11)                    3,979            50,708            59,409           635,929
                                     --------------    --------------    --------------    --------------

Gross profit (loss)                          (1,432)           32,178           (25,407)           90,467

Operating costs and expenses

Research and development
 expenses (Note 12)                              --            10,859           142,581         1,125,553

Marketing, general and
 administrative expenses
 (Note 13)                                  329,629           188,488           329,136         1,661,546

Operating loss                             (331,061)         (167,169)         (497,124)       (2,696,632)

Financial expenses, Net (Note 14)           134,960            45,541           142,327           569,211

Financial income                                 --                --              (582)          (30,162)

Other loss (income), net (Note 15)           17,643            (1,645)          (29,358)          (15,088)
                                     --------------    --------------    --------------    --------------

Loss for the period                  $     (483,664)   $     (211,065)   $     (609,511)   $   (3,220,593)
                                     ==============    ==============    ==============    ==============

Loss per share:
Basic and diluted                    $        (0.05)   $        (0.06)   $        (0.96)
                                     ==============    ==============    ==============

Number of shares used in
   computing basic and
 diluted loss per share                   9,409,486         3,764,961           637,263
                                     ==============    ==============    ==============

    The accompanying notes are an integral part of the financial statements.


                                       F5

                                VOICE DIARY INC.
                          A DEVELOPMENT-STAGE COMPANY)
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                   Number of Shares       Number of Shares
                                ----------------------  ---------------------                            Deficit
                                                                                                        accumulated
                                                         Class A     Class B                 Additional  during the       Total
                                 Common      Preferred   Common      Common        Share       paid-in   development  shareholders'
                                  Stock        Stock      Stock       Stock       Capital      capital      stage       deficiency
                                ---------    ---------  ---------   ---------    ---------    ---------   ---------    ---------
Balance--October 1, 1993 (date
of commencement of operations)        --           --         --          --           --           --          --           --

Changes in 1993:

Issuance of Common Stock          15,000                                        $     527    $  45,736                $  46,263

Net income for the year                                                                                      1,209        1,209
                               ---------    ---------  ---------   ---------    ---------    ---------   ---------    ---------

Balance- December 31, 1993        15,000                                              527       45,736       1,209       47,472

Changes in 1994:

Loss for the year                                                                                          (51,609)     (51,609)
                               ---------    ---------  ---------   ---------    ---------    ---------   ---------    ---------

Balance- December 31, 1994        15,000                                              527       45,736     (50,400)      (4,137)

Changes in 1995:

Issuance of Common Stock           1,200                                               39       43,647                   43,686

Loss for the year                                                                                          (99,244)     (99,244)
                               ---------    ---------  ---------   ---------    ---------    ---------   ---------    ---------

Balance- December 31, 1995        16,200                                              566       89,383    (149,644)     (59,695)

Changes in 1996:

Issuance of Common Stock           8,800                                              273      224,089                  224,362

Loss for the year                                                                                         (147,481)    (147,481)
                               ---------    ---------  ---------   ---------    ---------    ---------   ---------    ---------

Balance- December 31, 1996        25,000                                              839      313,472    (297,125)      17,186

Changes in 1997:

Issuance of Common Stock           8,160                                              236      265,789                  266,025

Loss for the year                                                                                         (405,106)    (405,106)
                               ---------    ---------  ---------   ---------    ---------    ---------   ---------    ---------

Balance- December 31, 1997        33,160           --         --          --    $   1,075    $ 579,261   $(702,231)   $(121,895)
                               =========    =========  =========   =========    =========    =========   =========    =========

    The accompanying notes are an integral part of the financial statements.


                                       F6

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)

                                      Number of Shares     Number of Shares
                                    -------------------   ------------------                               Deficit
                                                                                                         accumulated
                                                           Class A   Class B              Additional     during the       Total
                                     Common    Preferred   Common    Common    Share       paid-in       development   shareholders'
                                      Stock      Stock     Stock     Stock    Capital      capital          stage       deficiency
                                    ---------   -------   --------   -------  --------    -----------    -----------   ------------
Balance- December 31, 1997             33,160        --         --       --   $  1,075    $   579,261    $  (702,231)   $ (121,895)

Changes in 1998:

Issuance of Common Stock               87,480                                    2,275        199,838                      202,113

Issuance of options to employees                                                                3,600                        3,600

Loss for the year                                                                                           (278,459)     (278,459)
                                    ---------   -------   --------   ------   --------    -----------    -----------    ----------

Balance- December 31, 1998            120,640                                    3,350        782,699       (980,690)     (194,641)

Changes in 1999:

Issuance of Common Stock                7,630                                      179         21,757                       21,936

 Issuance of options to a related
   party                                                                                      161,970                      161,970

Issuance of options to employees                                                               37,894                       37,894

Loss for the year                                                                                           (359,975)     (359,975)
                                    ---------   -------   --------   ------   --------    -----------    -----------    ----------

Balance- December 31, 1999            128,270                                    3,529      1,004,320     (1,340,665)     (332,816)

Changes in 2000:

Issuance of Common Stock              213,718                                    5,238         48,210                       53,448

Issuance of Common Stock pursuant
  to financing agreement              300,000                                    7,317         66,722                       74,039

Issuance of options for services
  rendered                                                                                     30,145                       30,145

Issuance of options to a related
  party                                                                                        45,000                       45,000

Issuance of options to employees                                                                5,391                        5,391

Issuance of Preferred Stock                       2,400                              6             --                            6

Loss for the year                                                                                           (344,601)     (344,601)
                                    ---------   -------   --------   ------   --------    -----------    -----------    ----------
                                      641,988     2,400         --       --     16,090      1,199,788     (1,685,266)     (469,388)
Adjustment due to reorganization
  under common control               (641,988)   (2,400)   736,531    2,400     (8,701)        8,701                            --
                                    ---------   -------   --------   ------   --------    -----------    -----------    ----------

Balance- December 31, 2000                 --        --    736,531    2,400   $  7,389    $ 1,208,489    $(1,685,266)   $ (469,388)
                                    =========   =======   ========   ======   ========    ===========    ===========    ==========

The accompanying notes are an integral part of the financial statements.

                                       F7

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)

                                          Number of Shares
                                   ----------------------------                                       Deficit
                                                                                                    accumulated
                                    Class A     Class B               Additional                    during the       Total
                                    Common      Common    Share        paid-in      Subscription    development   Shareholders'
                                    Stock        Stock   Capital       capital       receivable        stage       deficiency
                                   ---------    ------   --------    -----------    ------------   ------------    ------------
Balance- December 31, 2000           736,531     2,400   $  7,389    $ 1,208,489    $         --     (1,685,266)   $   (469,388)

Changes in 2001:

Cost related to previous year
  issuances                                                               (5,000)                                        (5,000)

Loss for the year                                                                                      (231,087)       (231,087)
                                   ---------    ------   --------    -----------    ------------   ------------    ------------

Balance- December 31, 2001           736,531     2,400      7,389      1,203,489              --     (1,916,353)       (705,475)

Changes in 2002:

Issuance of Common Stock              65,177                  652         64,525                                         65,177

Issuance of Common Stock
  pursuant to financing agreement     98,249                  982         97,267                                         98,249

Waiver of loan by Related Party                                          649,289                                        649,289

Waiver of shares by principal
  shareholder                       (265,094)              (2,650)         2,650                                             --

Issuance of options for services
  rendered                                                                25,000                                         25,000

Loss for the year                                                                                      (609,511)       (609,511)
                                   ---------    ------   --------    -----------    ------------   ------------    ------------

Balance December 31, 2002            634,863     2,400      6,373      2,042,220              --     (2,525,864)       (477,271)

Changes in 2003:

Issuance of Common Stock              72,000                  720           (720)                                            --

Issuance of options for services
  rendered                                                                 1,000                                          1,000

Regulation S offering              4,039,214               40,392        159,608                                        200,000

Issuance of Common Stock             384,817                3,848                         (3,848)                            --

Public issuance of Common Stock    2,297,257               22,972        137,836                                        160,808

Cost related to issuances                                                (61,360)                                       (61,360)

Conversion of stock                1,618,885    (1,656)    16,172        (16,172)                                            --

Waiver of management fees                                                 58,333                                         58,333

Loss for the year                                                                                      (211,065)       (211,065)
                                   ---------    ------   --------    -----------    ------------   ------------    ------------
Balance December 31, 2003          9,047,036       744   $ 90,477    $ 2,320,745    $     (3,848)  $ (2,736,929)   $   (329,555)
                                   =========    ======   ========    ===========    ============   ============    ============

The accompanying notes are an integral part of the financial statements.


                                       F8

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)

                                     Number of Shares                                               Deficit
                                   --------------------                                           accumulated
                                     Class A    Class B               Additional                  during the        Total
                                     Common     Common      Share       paid-in   Subscription    development    shareholders'
                                     Stock       Stock     Capital      capital    receivable        stage        deficiency
                                   ----------   -------   ---------   ----------  ------------    -----------    -----------
Balance December 31, 2003           9,047,036       744      90,477    2,320,745      (3,848)      (2,736,929)      (329,555)

Changes in 2004:

Issuance of options for services
  rendered                                                               189,379                                     189,379

Exercise of options for services
  rendered                            975,941                 9,759       42,250      (1,809)                         50,200

Loss for the year                                                                                    (483,664)      (483,664)
                                   ----------   -------   ---------   ----------   ---------      -----------    -----------

Balance December 31, 2004          10,022,977       744   $ 100,236   $2,552,374   $  (5,657)     $(3,220,593)   $  (573,640)
                                   ==========   =======   =========   ==========   =========      ===========    ===========

The accompanying notes are an integral part of the financial statements.


                                       F9

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Cumulative from
                                                                                                      October 1, 1993
                                                                                                         (date of
                                                                                                       commencement
                                                                                                      of operations)
                                                                   Year ended December 31             to December 31,
                                                       --------------------------------------------    ------------
                                                          2 0 0 4         2 0 0 3         2 0 0 2         2 0 0 4
                                                       ------------    ------------    ------------    ------------
CASH FLOWS - OPERATING ACTIVITIES
Loss for the period                                    $   (483,664)   $   (211,065)   $   (609,511)   $ (3,220,593)
Adjustments to reconcile loss to net
cash used in operating activities (Appendix A)              154,623         107,784         157,848       1,210,050
                                                       ------------    ------------    ------------    ------------
Net cash used in operating activities                      (329,041)       (103,281)       (451,663)     (2,010,543)
                                                       ------------    ------------    ------------    ------------

CASH FLOWS - INVESTING ACTIVITIES
Purchase of fixed assets                                         --              --         (33,713)       (156,239)
Escrow Deposit                                              160,500        (160,500)             --              --
Proceeds from sale of fixed assets                            3,070              --              --           5,573
                                                       ------------    ------------    ------------    ------------
Net cash provided by (used in)  investing activities        163,570        (160,500)        (33,713)       (150,666)
                                                       ------------    ------------    ------------    ------------

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from long-term loans                                    --              --              --         210,858
Repayment of long-term loans                                     --         (17,410)        (26,128)       (114,397)
Short-term bank credit, net                                 124,769          11,587           1,949         148,454
Short-term loans from Related Party                              --              --         291,617         649,289
Bridge loan, net                                                167         (39,523)         47,975           8,619
Issuance of shares                                           55,950         299,448          65,177       1,277,141
                                                       ------------    ------------    ------------    ------------
Net cash provided by financing activities                   180,886         254,102         380,590       2,179,964
                                                       ------------    ------------    ------------    ------------

                                                       ------------    ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents             15,415          (9,679)       (104,786)         18,755
Cash and cash equivalents - beginning of period               3,340          13,019         117,805              --
                                                       ------------    ------------    ------------    ------------
Cash and cash equivalents - end of period              $     18,755    $      3,340    $     13,019    $     18,755
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


                                      F10

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Cumulative from
                                                                                                             October 1, 1993
                                                                                                                (date of
                                                                                                               commencement
                                                                                                              of operations)
                                                                        Year ended December 31                to December 31,

                                                                 2 0 0 4          2 0 0 3        2 0 0 2         2 0 0 4
                                                               ------------    ------------    ------------    ------------
Appendix A -
Adjustments to reconcile loss to
net cash from operating activities

Income and expense items not
involving cash flows:

Depreciation and amortization                                  $      5,727    $      8,680    $      7,724    $    132,278
Exchange-rate (gain) loss                                                --           5,919          (3,149)          5,395
Liabilities for severance pay                                            --           5,474           4,455              --
Loss on sale of fixed assets                                         20,116              --              --          18,388
Waiver of management fees                                                --          25,000              --          58,333
Non-cash compensation expenses                                      183,629           1,000         123,249         662,190
                                                               ------------    ------------    ------------    ------------
                                                                    209,472          46,073         132,279         876,584
                                                               ------------    ------------    ------------    ------------

Changes in operating assets and liabilities:

Decrease (increase) in trade accounts receivable                      1,138           2,151          62,661             (20)
Decrease (increase) in other receivables and prepaid expenses        (3,262)          5,478          19,359          (7,788)
Decrease (increase) in inventories                                    3,168          (3,168)             --              --
Increase (decrease) in trade accounts payable                        (7,782)         21,420        (159,802)         51,085
Increase (decrease) in payables and other current liabilities       (48,111)         35,830         103,351         290,189
                                                               ------------    ------------    ------------    ------------
                                                                    (54,849)         61,711          25,569         333,466
                                                               ------------    ------------    ------------    ------------

                                                               ------------------------------------------------------------
                                                               $    154,623    $    107,784    $    157,848    $  1,210,050
Appendix B -
Non cash transactions
Waiver of loan by principal shareholder
in exchange for rights to royalties                                      --              --    $    649,289    $    649,289
                                                               ============    ============    ============    ============

Waiver of management fees in  previous year                              --    $     33,333              --    $     33,333
                                                               ============    ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                                       $         84    $      4,903    $     13,485    $    150,309
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

      B. Going concern

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of December 31, 2004 of $3,220,593, working capital deficit as of December 31, 2004 of $573,640 and accumulated negative cash flow used in operating activity of $2,010,543 raise substantial doubt about its ability to continue as a going concern. See also note 6.

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

      Management has recently commenced identifying the potential future impact of applying the provisions of SFAS 123(R), including each of its proposed transition methods, yet is currently unable to fully quantify the effect of this Standard on the Company's future financial position and results of operations. Nonetheless, it is expected that the adoption of SFAS 123(R) will not substantially change the stock-based-award expenses the Company is to record in the future in comparison to the expenses recorded under the guidance currently applied by the Company.


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

NOTE 3 - OTHER RECEIVABLES AND PREPAID EXPENSES

                                 Year ended December 31
                                -----------------------
                                  2 0 0 4      2 0 0 3
                                ----------   ----------

      Prepaid expenses          $       96   $       33
      Government institutions        7,692        2,993
      Others                            --        1,500
                                ----------   ----------
                                $    7,788   $    4,526
                                ==========   ==========

NOTE 4 - FIXED ASSETS, NET

A. Comprised as follows:

                                                    Year ended December 31
                                                   -----------------------
                                                     2 0 0 4     2 0 0 3
                                                   ----------   ----------

      Cost:
      Computers and software                       $       --   $  108,595
      Fixtures                                             --       31,099
      Office furniture                                     --        2,858
                                                   ----------   ----------
                                                           --      142,552
                                                   ----------   ----------
      Accumulated depreciation and amortization:
      Computers and software                               --     (103,462)
      Fixtures                                             --       (8,986)
      Office furniture                                     --       (1,191)
                                                   ----------   ----------
                                                           --     (113,639)
                                                   ----------   ----------

      Net                                          $       --   $   28,913
                                                   ==========   ==========

B. According to management decision the subsidiary has scrapped all its fixed assets.


                                      F17

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OTHER PAYABLES

      A. Comprised as follows:

                                                  Year ended December 31
                                                  -----------------------
                                                    2 0 0 4      2 0 0 3
                                                  ----------   ----------
      Other Payables
      Employees and payroll accruals              $   27,955   $   63,102
      Fund for the Encouragement of Marketing*        21,219       20,188
      Liabilities for severance pay (Note 5B)         11,882           --
                                                  ----------   ----------
                                                  $   61,056   $   83,290
                                                  ==========   ==========

      * Claim for refund of amounts received by the Subsidiary from the fund by the Ministry of Industry and Trade of Israel.

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

NOTE 6 - SHORT TERM BANK LOANS AND LEGAL PROCEEDINGS

      A. In August 2001 the Subsidiary received a loan in the amount of approximately $102,000 from the Industrial Development Bank of Israel Ltd., ("IDBI"). The loan bears an interest at the rate of LIBOR+4% per annum paid monthly.

      B. The Subsidiary is in default in its repayments of the loan. IDBI is engaged in court ordered collection proceedings against the Subsidiary for non-payment of the debt. The sum claimed is approximately $250,000, including penalties and interest. The entire amount has been accrued in The Short Term Debt. In relation to the pro-forma effect on the Company's financial statements if the Subsidiary's assets and liabilities are liquidated as a result of receivership see Note 7. IDBI is also engaged in court ordered collection proceedings against the Company's President, who has personally guaranteed approximately $50,000 of the debt of the Subsidiary.

      C. See Note 8C regarding security.


                                      F18

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - TEMPORARY SUSPENSION OF SUBSIDIARY'S OPERATIONS

      In August 2004 the Company decided to temporarily suspend operations of the Subsidiary until it reaches settlement with IDBI. Following is the pro-forma effect on the Company's Financial Statements if the subsidiary's assets and liabilities are liquidated as a result of receivership:

                                                                                           December 31
                                                                                          ------------
                                                                                             2 0 0 4
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
        Shares of Class B Common Stock $ 0.01 par value
          Authorized - 8,344 shares
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


                                      F20

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SHAREHOLDERS' DEFICIENCY

      A. General

      The total number of shares of the Company is as follows:

                                       Authorized        Issued and Outstanding
                                       ----------        ----------------------

        Class A
      Common Stock                     20,000,000              10,022,977
                                       ==========              ==========
        Class B
      Common Stock                          8,344                     744
                                       ==========              ==========

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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SHAREHOLDERS' DEFICIENCY (CONT.)

      A. General (Cont.)

      A summary of the status of the Company's and the Subsidiary's stock options as of December 31, 2004, 2003 and 2002, and of changes during the periods then ended, is presented below:

      1.    Company (See B15-23)

                                                                     December 31,
                                               ---------------------------------------------------------
                                                                                             Exercise
                                                 2 0 0 4         2 0 0 3        2 0 0 2        price
                                               ------------   ------------   ------------   ------------
      Outstanding at beginning of year               20,000             --             --   $         --
      Granted during year                           955,941         20,000             --     $0.01-0.25
      Exercised during year                         975,941             --             --     $0.01-0.25
                                               ------------   ------------   ------------   ------------
      Outstanding at end of year                         --         20,000             --   $         --
                                               ============   ============   ============   ============
      Weighted average fair value of options
      granted during the year                  $       0.25   $       0.05
                                               ============   ============

      2.    Subsidiary

                                                                     December 31,
                                               -----------------------------------------------------------
                                                                                                Exercise
                                                 2 0 0 4         2 0 0 3        2 0 0 2           price
                                               ------------   ------------    ------------    ------------
      Outstanding at beginning of year                   --         60,162          42,414    $          0
      Granted during year                                --             --          20,614    $          0
      Exercised during year                              --        (59,295)             --    $          0
      Forfeited during year                              --           (867)         (2,866)   $          0
                                               ------------   ------------    ------------    ------------
      Outstanding at end of year                         --             --          60,162    $          0
                                               ============   ============    ============    ============
      Weighted average fair value of options
      granted during the year                  $         --    $         --    $       1.21
                                               ============    ============    ============

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

      12. On June 30, 2002, Aryt decided to waive all of its rights pertaining to its shares of the Subsidiary and to sell its shareholdings to the Company for total consideration of $1. In addition, Aryt waived debt in the amount of $649,289 previously included in short-term loans from Related Party. The amount has been included in additional paid in capital.

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

      21. On July 2004, the Company granted and issued 595,000 shares of Class A Common Stock upon exercise of options granted to advisors under the 2003 Stock Option Plan. The exercise price was $0.01 and the proceeds received were $5,950.

      22. On August 2004, the Company granted 180,941 options under the 2003 Stock Option Plan in consideration for solicitation services provided in relation to the order from Natali. The exercise price is $0.01. The options were exercised in August, 2004.

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


                                      F25

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - REVENUES

      A.    Main customers:

                          Year ended December 31
                   ------------------------------------
                    2 0 0 4      2 0 0 3      2 0 0 2
                   ----------   ----------   ----------

      Customers:
         A         $      990   $       --   $       --
                   ==========   ==========   ==========
         B         $       --   $   42,724   $       --
                   ==========   ==========   ==========
         C         $       --   $   26,473   $       --
                   ==========   ==========   ==========
         D         $       --   $       --   $   16,573
                   ==========   ==========   ==========

      B.    Data by geographical regions:

                                                     Year ended December 31
                                              ------------------------------------
                                                2 0 0 4      2 0 0 3      2 0 0 2
                                              ----------   ----------   ----------
      Sales distribution, by target market:
          Israel                              $    1,557   $   13,689   $   31,640
          U.S.A                                       --       42,724          651
          Europe                                     990       26,473        1,711
                                              ----------   ----------   ----------
                                              $    2,547   $   82,886   $   34,002
                                              ==========   ==========   ==========

NOTE 11 - COST OF REVENUES

                                                                            Cumulative from
                                                                            October 1, 1993
                                                                                (date of
                                                                              commencement
                                                                             of operations)
                                              Year ended December 31        to December 31,
                                       ------------------------------------ ---------------
                                         2 0 0 4      2 0 0 3      2 0 0 2      2 0 0 4
                                       ----------   ----------   ----------   ----------
      Materials                        $    3,979   $   33,847   $   12,751   $  420,128
      Salaries and related expenses            --        7,865       30,924       81,340
      Sub-contractors                          --           --           --       50,783
      Non-cash compensation expenses           --           --           --       20,025
      Other                                    --        8,996       15,734       63,653
                                       ----------   ----------   ----------   ----------
                                       $    3,979   $   50,708   $   59,409   $  635,929
                                       ==========   ==========   ==========   ==========


                                      F26

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RESEARCH AND DEVELOPMENT EXPENSES

                                                                                 Cumulative from
                                                                                 October 1, 1993
                                                                                     (date of
                                                                                   commencement
                                                                                  of operations)
                                                   Year ended December 31        To December 31,
                                            ------------------------------------ ---------------
                                              2 0 0 4      2 0 0 3      2 0 0 2      2 0 0 4
                                            ----------   ----------   ----------   ----------
      Salaries and related expenses         $       --   $    8,214   $  111,051   $  882,533
      Sub-contractors                               --           --        6,221      387,921
      Materials                                     --           --       10,202       87,598
      Non-cash compensation expenses                --           --           --       57,004
      Other                                         --        2,645       15,107      375,603
                                            ----------   ----------   ----------   ----------
                                                    --       10,859      142,581    1,790,659
      Less:
      Participation from Government funds           --           --           --     (704,350)
      Grants received                               --           --           --       39,244
                                            ----------   ----------   ----------   ----------
                                            $       --   $   10,859   $  142,581   $1,125,553
                                            ==========   ==========   ==========   ==========

NOTE 13 - MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                   Cumulative from
                                                                                   October 1, 1993
                                                                                     (date of
                                                                                    commencement
                                                                                   of operations)
                                                   Year ended December 31          to December 31,
                                      -------------------------------------------  ---------------
                                         2 0 0 4         2 0 0 3        2 0 0 2        2 0 0 4
                                      ------------    ------------   ------------   ------------
Marketing, General & Administrative
Salaries and related expenses         $         --    $         --   $    114,923   $    410,351
Advertising and marketing costs              6,530          13,093         38,842        193,545
Depreciation                                 5,727           8,680          7,723        122,469
Non-cash compensation expenses             183,629           1,000         25,000        416,600
Professional services                       62,854          86,004         65,309        331,500
Office expenses                             20,662          13,968          9,945        173,103
Management fees                             40,000          40,000         33,333        161,615
Car maintenance                             16,874          15,885         11,881         92,545
Others                                      (6,647)          9,858         22,180         95,680
                                      ------------    ------------   ------------   ------------
                                      $    329,629    $    188,488   $    329,136   $  1,997,408
Less: expenses attributed to
research and development expenses               --              --             --       (335,862)
                                      ------------    ------------   ------------   ------------
                                      $    329,629    $    188,488   $    329,136   $  1,661,546
                                      ============    ============   ============   ============


                                      F27

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FINANCIAL EXPENSES

                                                                           Cumulative from
                                                                           October 1, 1993
                                                                               (date of
                                                                             commencement
                                                                            of operations)
                                             Year ended December 31         to December 31,
                                        2 0 0 4      2 0 0 3      2 0 0 2      2 0 0 4
                                      ----------   ----------   ----------   ----------
      Financial expenses to banks     $  134,960   $   45,541   $   10,613   $  357,664
      Interest to related party               --           --       33,465       42,986
      Amortization of debt issuance
      costs                                   --           --       98,249      168,561
                                      ----------   ----------   ----------   ----------
                                      $  134,960   $   45,541   $  142,327   $  569,211
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

                                        As of December 31
                                    -----------------------
                                     2 0 0 4      2 0 0 3
                                    ----------   ----------

      Loss carry-forwards           $  705,201   $  762,913
      Other temporary differences        4,159        4,208
                                    ----------   ----------
                                       709,360      767,121
      Less: valuation allowance        709,360      767,121
                                    ----------   ----------
                                    $       --   $       --
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

NOTE 17 - RELATED PARTY TRANSACTIONS

                                       Year ended December 31
                                ------------------------------------
                                  2 0 0 4      2 0 0 3      2 0 0 2
                                ----------   ----------   ----------
Related parties
Expenses -
Purchase of materials           $       --   $       --   $    6,158
                                ==========   ==========   ==========
Sub-contractors                 $       --   $       --   $    9,027
                                ==========   ==========   ==========
Travel expenses                 $    2,987   $       --   $    3,837
                                ==========   ==========   ==========
Salaries and related expenses   $       --   $       --   $   59,823
                                ==========   ==========   ==========
Management fees                 $   40,000   $   40,000   $   33,000
                                ==========   ==========   ==========
Other income, net               $    2,329   $       --   $       --
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

      Mr. Hinkis has been chief executive officer of VDL since January 1997 and has been president and director of our Company since its inception. From July 1991 until January 2002, Mr. Hinkis was director of Robogroup T.E.K. Ltd, a NASDAQ company which made an investment in our Company prior to 2001. From October 2002 until July 2003, Mr. Hinkis was CFO of Nir-Or.

      Mr. Tarter has been a director of the Company since May 2003. Nathan Tarter has been president and director of Nir-Or since 1982. Under this capacity Mr. Tarter engineered and managed the development of over 250 computer-embedded systems for avionics and military applications.

      Mr. Ofer Yonach, who is the largest shareholder of our Company, is also a director and shareholder of Nir-Or.

      Directors serve in that capacity for a term of one year or until their successors are duly elected and qualified. The executive officers are appointed by and serve at the will of the board of directors to serve until the earlier of their resignation or removal with or without cause by the board of directors.

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

Employment and Management Agreements

      Arie Hinkis is employed by our Company pursuant to an employment agreement dated July 3, 2002. The agreement provides that Mr. Hinkis is paid a salary, starting on March 1, 2002, at the amount of $40,000 per year plus a bonus to be determined in the sole discretion of the board of directors. The amount accrued for his salary is included in our financial reports under "Accrued Expenses". During his stay in the USA we reimburse Mr. Hinkis on his hotel or rent expenses and pay for his rented car. Mr. Hinkis was employed by VDL until December 2002. Arie Hinkis waived a total amount of $58,333 for 2002 and 2003, this waiver is reflected under additional paid-in capital in the financial statements

Directors' Compensation

      Directors are not paid for their services as directors. We do not currently have any formal policy as to the compensation we would offer independent directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of April 1, 2004 certain information with respect to the amount and nature of beneficial ownership of the Company's Class A Common Stock and Class B Common Stock held by: (i) each person known to us to be a beneficial owner of more than 5% of the Company's outstanding Class A Stock and (ii) the directors and officers of the Company. The percentage of shares beneficially owned is based on there having been 10,022,977 shares of Class A Common Stock and 744 shares of Class B Common Stock outstanding as of April 1, 2005.

Name and Address of
Beneficial Owner (1)        Class Of Shares       Number of Shares  Percent (2)
--------------------        ---------------       ----------------  -----------
Arie Hinkis, President and
 director                   Class A Common Stock      981,196(3)     8.91%
Arie Hinkis, President and
 director                   Class B Common Stock          744         100%
Nathan Tarter, director     Class A Common Stock    1,346,405(4)    13.43%
Directors and Executive
 Officers as a group (2
 persons)                   Class A Common Stock    2,327,601       21.15%
Ofer Yonach                 Class A Common Stock    2,022,389       20.18%
GFC Venture Partners LP     Class A Common Stock    2,042,048       20.37%

-----------------
(1) Unless stated otherwise, the business address for each person named is c/o Voice Diary Inc.

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

(3) Mr. Hinkis transferred his Class A Common Stock to his adult children In addition, shares held by two limited partnerships of which Mr. Hinkis was the general partner have been distributed to the limited partners. The amount disclosed in this table represents the shares of Class A Common Stock issuable to Mr. Hinkis upon conversion of the shares of Class B Common Stock held by Mr. Hinkis.

(4)   Includes 450,722 shares held by Mr. Tarter's children.

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

                                         VOICE DIARY INC.
                                         (Registrant)

Dated: April 26, 2005
                                         /s/ Arie Hinkis
                                         ------------------------------
                                         Arie Hinkis
                                         President and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and the date indicated.


Dated: April 26, 2005
                                         /s/ Nathan Tarter
                                         ------------------------------
                                         Nathan Tarter, Director