Form 10QSB
period 2005-03-31
VOICE DIARY INC
filed 2005-05-16
CIK 1173784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 10,022,977 shares of Class A Common Stock of par value $.01, and 744 shares of Class B Common Stock of par value $0.01, as of May 10, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31       DECEMBER 31
                                                                          ------------    ------------
                                                                           UNAUDITED
                                                                          ------------    ------------
                                                                              2005            2004
                                                                          ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                                                 $      2,489    $     18,755
Trade accounts receivable                                                           --              20
Other receivables and prepaid expenses                                           6,590           7,788
                                                                          ------------    ------------
                                                                          $      9,079    $     26,563
                                                                          ============    ============

CURRENT LIABILITIES
Bank loans                                                                $    268,084    $    250,310
Trade accounts payable                                                          45,755          51,085
Accrued expenses                                                               234,527         229,133
Bridge Loan                                                                      8,619           8,619
Other payables                                                                  59,237          61,056
                                                                          ------------    ------------
                                                                               616,222         600,203
                                                                          ------------    ------------

SHAREHOLDERS' DEFICIENCY
Share capital:
   Shares of Class A Common Stock $0.01 par value
   Authorized - 20,000,000 shares. Issued and Outstanding - 10,022,977         100,229         100,229
   Shares of Class B Common Stock $ 0.01 par value
   (Authorized - 8,344 shares, Issued and Outstanding - 744 shares)                  7               7
Additional paid-in capital                                                   2,552,374       2,552,374
Subscription receivable                                                             --          (5,657)
Deficit accumulated during the development stage                            (3,259,753)     (3,220,593)
                                                                          ------------    ------------
                                                                              (607,143)       (573,640)
                                                                          ------------    ------------
                                                                          $      9,079    $     26,563
                                                                          ============    ============

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                                                                                  CUMULATIVE FROM
                                                                                  OCTOBER 1, 1993
                                                                               (DATE OF COMMENCEMENT
                                                                                   OF OPERATIONS)
                                                  THREE MONTHS ENDED MARCH 31       TO MARCH 31
                                                      2005            2004             2005
                                                  ------------    ------------     ------------
REVENUES                                          $         --    $      1,062          726,396

Cost of revenues                                            --              68          635,929
                                                  ------------    ------------     ------------

GROSS PROFIT (LOSS)                                         --             994           90,467

OPERATING COSTS AND EXPENSES

Research and development expenses                           --              --        1,125,553

Marketing, general and administrative expenses*         23,007          24,811        1,684,553
                                                  ------------    ------------     ------------

OPERATING LOSS                                         (23,007)        (23,817)      (2,719,639)

Financial expenses (income), net                        16,153          (2,747)         555,202

Other income, net                                           --           2,043           15,088
                                                  ------------    ------------     ------------

NET LOSS FOR THE PERIOD                           $    (39,160)   $    (19,027)    $ (3,259,753)
                                                  ============    ============     ============

LOSS PER SHARE:
Basic and diluted                                 $         --    $         --
                                                  ============    ============

Weighted average number of shares used in
   computing basic and diluted loss per
   share                                            10,022,977       9,047,780
                                                  ============    ============

* Including non cash compensation                        5,657              --

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
           UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS

                                                                                                  CUMULATIVE FROM
                                                                                                  OCTOBER 1, 1993
                                                                                               (DATE OF COMMENCEMENT
                                                                                                   OF OPERATIONS)
                                                                  THREE MONTHS ENDED MARCH 31       TO MARCH 31
                                                                      2005            2004             2005
                                                                  ------------    ------------     ------------
CASH FLOWS -  OPERATING ACTIVITIES
Net loss for the period                                           $    (39,160)   $    (19,028)    $ (3,259,753)
Adjustments to reconcile net loss to net cash used in operating
activities (Appendix A)                                                  5,120          17,245        1,215,170
                                                                  ------------    ------------     ------------
Net cash used in operating activities                                  (34,040)         (1,783)      (2,044,583)
                                                                  ------------    ------------     ------------

CASH FLOWS - INVESTING ACTIVITIES
Purchase of fixed assets                                                    --              --         (156,239)
Proceeds from sale of fixed assets                                          --              --            5,573
                                                                  ------------    ------------     ------------
Net cash used in investing activities                                       --              --         (150,666)
                                                                  ------------    ------------     ------------

CASH FLOWS - FINANCING ACTIVITIES
Repayment of long-term loans                                                --              --          210,858
Proceeds from long-term loans                                               --              --         (114,397)
Short-term bank credit, net                                             17,774            (683)         166,228
Short-term loans from related party                                         --              --          649,289
Bridge loan, net                                                            --              --            8,619
Issuance of shares and options                                              --              --        1,277,141
                                                                  ------------    ------------     ------------
Net cash provided by financing activities                               17,774            (683)       2,197,738
                                                                  ------------    ------------     ------------

Increase (decrease) in cash and cash equivalents                       (16,266)         (2,466)           2,489

Cash and cash equivalents - beginning of period                         18,755           3,340               --
                                                                  ------------    ------------     ------------
Cash and cash equivalents - end of period                         $      2,489    $        874            2,489
                                                                  ============    ============     ============

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   CUMULATIVE FROM
                                                                                                   OCTOBER 1, 1993
                                                                                                (DATE OF COMMENCEMENT
                                                                                                    OF OPERATIONS)
                                                                    THREE MONTHS ENDED MARCH 31      TO MARCH 31
                                                                        2005            2004            2005
                                                                    ------------    ------------    ------------
APPENDIX A - ADJUSTMENTS TO RECONCILE LOSS TO NET CASH FROM OPERATING ACTIVITIES

INCOME AND EXPENSE ITEMS NOT INVOLVING CASH FLOWS:
Depreciation and amortization                                       $         --    $      2,170         132,278
Interest and exchange-rate loss                                               --            (278)         5,395
Liabilities for severance pay                                                 --            (385)             --
Gain on sale of fixed assets                                                  --              --          18,388
Waiver of management fees                                                     --              --          58,333
Non-cash compensation expenses                                             5,657              --         667,847
                                                                    ------------    ------------    ------------
                                                                           5,657           1,507         882,241
                                                                    ------------    ------------    ------------
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease (increase) in trade accounts receivable                              20             433              --
Decrease (increase) in receivables and other current assets                1,198          (6,109)         (6,590)
Increase (decrease) in trade accounts payable                             (5,330)          7,562          45,755
Increase (decrease) in payables and other current liabilities              3,575          13,852         293,764
                                                                    ------------    ------------    ------------
                                                                            (537)         15,738         332,929
                                                                    ------------    ------------    ------------
                                                                    $      5,120    $     17,245    $  1,215,170
                                                                    ============    ============    ============
APPENDIX B -

NON CASH TRANSACTIONS
Waiver of loan by principal shareholder in exchange for rights to
  royalties                                                         $         --    $         --    $    649,289
                                                                    ============    ============    ============

Waiver of management fees by CEO and shareholder                    $         --    $         --    $     33,333
                                                                    ============    ============    ============

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION:
Cash paid during the period for:
  Interest                                                          $         --    $         81    $    150,309
                                                                    ============    ============    ============

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -BASIS OF PRESENTATION

      Voice Diary Inc. ("the Company") was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("the Subsidiary"), through an exchange of shares of the Company with former shareholders of the Subsidiary. Under generally accepted accounting principles, the transaction was accounted for as reorganization under common control and accordingly, the unaudited condensed consolidated financial statements represent the consolidated financial position, operating results and cash flows of the Company and the Subsidiary for all periods from inception of the subsidiary. The Subsidiary began its operations in October 1, 1993 and has been in the development stage since then.

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these interim consolidated financial statements do not include all of the information required by GAAP for complete financial statements. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These un-audited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

NOTE 2 - GOING CONCERN

      The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of March 31, 2005 of $3,259,753, working capital deficit as of March 31, 2005 of $607,143 and accumulated negative cash flow used in operating activity of $2,044,583 and the court ordered collection proceedings against the susidiary for non payment of its loan amounting to approximately $268,000 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002 the Company's operations have been carried out with a significantly reduced staff and presently the President of the Company is its only employee.

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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TEMPORARY SUSPENSION OF SUBSIDIARY'S OPERATIONS

      In August 2004 the Company decided to temporarily suspend operations of the Subsidiary until it reaches settlement with the Industrial Development Bank of Israel Ltd ("IDBI"), which has engaged the Enforcement of Justice Office for collection proceedings against the Subsidiary for debt amounting to approximately $268,000, including penalties and interest. The entire amount has been accrued in these statements. Following is the pro-forma effect on the Company's Financial Statement if the subsidiary assets and liabilities are liquidated as a result of receivership:

                                                                     MARCH 31
                                                                    UNAUDITED
                                                                   ------------
                                                                       2005
                                                                   ------------
CURRENT ASSETS
Cash and cash equivalents                                                 1,361
                                                                   ============

CURRENT LIABILITIES
Trade accounts payable                                                    6,082
Accrued expenses                                                         56,056
Other payables                                                              469
                                                                   ------------
                                                                         62,607
                                                                   ------------

SHAREHOLDERS' DEFICIENCY
Share capital:
   Shares of Class A Common Stock $0.01 par value
   Authorized - 20,000,000 shares. Issued and
   Outstanding - 10,022,977                                             100,229
   Shares of Class B Common Stock $ 0.01 par value
   (Authorized - 8,344 shares, Issued and
   Outstanding - 744 shares)                                                  7
Additional paid-in capital                                            2,552,374
Deficit accumulated during the development stage                     (2,713,856)
                                                                   ------------
                                                                        (61,246)
                                                                   ------------
                                                                   $      1,361
                                                                   ============

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK OPTION PLAN

      A summary of the status of the Company's stock options as of March 31, 2005, and December 31, 2004, and of changes during the periods then ended, is presented below:

                                       MARCH 31     DECEMBER 31      EXERCISE
                                     ------------   ------------    ------------
                                         2005           2004           PRICE
                                     ------------   ------------    ------------
Outstanding at beginning of period             --         20,000    $       0.01

Granted during period                          --        955,941      $0.01-0.25

Exercised during period                        --       (975,941)     $0.01-0.25
                                     ------------   ------------

Outstanding at end of period                   --             --              --
                                     ============   ============
Weighted average fair value of options
  granted during the period                    --    $       0.25
                                     ============   ============

NOTE 5 - SIGNIFICANT EVENTS

      On May 10, 2005, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of its Class A common stock issuable under its 2005 Consultant Stock Plan, which was adopted by the board of directors on May 9, 2005. As of the date of the financial statements no shares were granted under the 2005 consultant stock plan.

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

      Under both accounting pronouncements, as part of the necessary computations, management is required to estimate the fair value of the underlying shares. Fair value has generally been determined by management as the price at which the Company's shares were issued at the most recent prior placement of the Company's Common Stock. Since the Company was approved for listing on the Over The Counter Bulletin Board - fair value is determined according to stock market price. The timing of the grant and measurement of stock-based awards could have a material effect on the Company's results of operations and financial position.

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

GOING CONCERN ISSUE

      The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit as of March 31, 2005 of $3,259,753, a working capital deficit as of March 31, 2005 of $607,143, accumulated negative cash flow used in operating activity of $2,044,583 and the court ordered collection proceedings against VDL for non-payment of its loan amounting to approximately $268,000 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002, the company's operations were carried out with a significantly reduced staff. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise new funding, to devise and execute a strategy and, ultimately, to attain profitable operation adequate to support the Company's expense structure. All these goals depend on future events. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Three Months Ended March 31, 2005 Compared to Three Months ended March 31, 2004

      We had no revenues in the quarter: the sales of the IMP halted as VDL ran out of stock and we decided to discontinue the IMP and wait for our next generation product before we launch a new marketing effort. In the compared period of 2004 we had negligible revenues from services for the IMP.

      We had no research and development expenses in this period. We eliminated our research and development team in the second quarter of 2003 due to budgetary constraints.

      Marketing, general and administrative expenses decreased in this period by 7%. Most of the marketing, general and administrative expenses were incurred in the effort to raise capital for the Company and search for a merger candidate.

      Our financial expenses increased in the three months ended March 31, 2005, to $16,153, compared to financial income in the compared period. The expense was mainly due to interest and penalties set on VDL for debt that is the subject of Enforcement of Judgment proceedings.

      We had no other income in the presented quarter; in the compared period our other income came from sales of computer boards to a related party.

      Our loss in the first quarter of 2005 was $39,160 compared to a loss of $19,027 in the same period of 2004. The increase in loss in the recent period was mainly a result of the increase in our financial expenses.

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

      Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. As stated in the financial statements included in this quarterly report, our recurring losses from operations, negative working capital, shareholders' deficiency and negative cash flows and the court ordered collection proceedings against VDL for non-payment of its loan amounting to approximately $268,000 raise substantial doubt about our ability to continue as a going concern. We had a deficit in working capital of $607,143 as of March 31, 2005.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Industrial Development Bank of Israel Ltd., ("IDBI") is engaged in court-ordered collection proceedings against VDL for non-payment of debt. The sum claimed is approximately $268,000, including penalties and interest. The entire amount has been accrued in our financial statements. In relation to the pro-forma effect on our financial statements if VDL assets and liabilities are liquidated as a result of receivership see note 3 to the financial statements. IDBI is also engaged in court-ordered collection proceedings against our president, who has personally guaranteed approximately $50,000 of the debt of VDL. Under these proceedings the Enforcement of Judgment Office ruled that our president is not allowed to leave Israel until he settles his debt. We intend to negotiate a settlement with IDBI upon completion of our next financing. If we fail to raise more money this may lead to the appointment of receiver for VDL and will restrain our president from being fully engaged in the development of our business.

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

      (b)   Reports on Form 8-K

            Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2005.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VOICE DIARY INC.
                                                 (Registrant)

Dated:  May 16, 2005
                                               /s/ Arie Hinkis
                                               ---------------
                                                   Arie Hinkis
                                     President and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and the date indicated.

Dated:  May 16, 2005
                                              /s/ Nathan Tarter
                                              -----------------
                                            Nathan Tarter, Director