Form 10QSB
period 2005-06-30
VOICE DIARY INC
filed 2005-08-15
CIK 1173784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

      (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 11,022,977 shares of Class A Common Stock of par value $.01, and 744 shares of Class B Common Stock of par value $0.01, as of August 10, 2005.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30     December 31
                                                       Unaudited
                                                        2 0 0 5       2 0 0 4
                                                      -----------   -----------
CURRENT ASSETS
Cash and cash equivalents                             $     5,160   $    18,755
Trade accounts receivable                                      --            20
Other receivables and prepaid expenses                      5,792         7,788
                                                      -----------   -----------
                                                      $    10,952   $    26,563
                                                      ===========   ===========

CURRENT LIABILITIES
Short-term loan from related party                    $    64,000   $        --
Bank loans                                                     --       250,310
Trade accounts payable                                     50,739        51,085
Accrued expenses                                          237,900       229,133
Bridge Loan                                                    --         8,619
Other payables                                             56,694        61,056
                                                      -----------   -----------
                                                          409,333       600,203
                                                      -----------   -----------

SHAREHOLDERS' DEFICIENCY
Share capital:
  Shares of Class A Common Stock $0.01 par value
   Authorized - 20,000,000 shares. Issued and
    Outstanding - 10,662,977                              106,629       100,229
   Shares of Class B Common Stock $ 0.01 par value
   (Authorized - 8,344 shares, Issued and
    Outstanding - 744 shares)                                   7             7
Additional paid-in capital                              2,597,174     2,552,374
Subscription receivable                                    (6,400)       (5,657)
Deficit accumulated during the development stage       (3,095,791)   (3,220,593)
                                                      -----------   -----------
                                                         (398,381)     (573,640)
                                                      -----------   -----------

                                                      $    10,952   $    26,563
                                                      ===========   ===========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                                                                                                     Cumulative
                                                                                                        from
                                                                                                      October 1,
                                                                                                        1993
                                                                                                     (date of
                                                                                                    commencement
                                             Three months ended             Six months ended        of operations)
                                                  June 30                       June 30              to June 30
                                        ---------------------------   ---------------------------   ------------
                                          2 0 0 5         2 0 0 4       2 0 0 5        2 0 0 4         2 0 0 5
                                        ------------   ------------   ------------   ------------   ------------
Revenues                                $         --   $        495   $         --   $      1,557   $    726,396

Cost of revenues                                  --          3,789             --          3,857        635,929
                                        ------------   ------------   ------------   ------------   ------------

Gross profit (loss)                               --         (3,294)            --         (2,300)        90,467

Operating costs and expenses

Research and development expenses                 --             --             --             --      1,125,553

Marketing, general and
  administrative expenses*                    70,268         20,472         93,275         45,283      1,754,821
                                        ------------   ------------   ------------   ------------   ------------

Operating loss                               (70,268)       (23,766)       (93,275)       (47,583)    (2,789,907)

Financial income (expenses), net              11,146       (129,979)        (5,007)      (127,232)      (544,056)

Gain from settlement of bank loan            223,084             --        223,084             --        223,084

Other income, net                                 --          3,501             --          5,543         15,088
                                        ------------   ------------   ------------   ------------   ------------

Net earnings (loss) for the period      $    163,962   $   (150,244)  $    124,802   $   (169,272)  $ (3,095,791)
                                        ============   ============   ============   ============   ============

Net earnings (loss) per share:
Basic and diluted                       $       0.02   $      (0.02)  $       0.01   $      (0.02)
                                        ============   ============   ============   ============

Weighted average number of shares used
  in computing
  basic and diluted earnings (loss)
  per Share                               10,022,977      9,047,780     10,022,977      9,047,780
                                        ============   ============   ============   ============

*Including non cash compensation        $     44,800             --   $     50,457             --

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
           UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS

                                                                                         Cumulative
                                                                                            from
                                                                                         October 1,
                                                                                            1993
                                                                                          (date of
                                                                                        commencement
                                                               Six months ended         of operations)
                                                                    June 30              to June 30
                                                          ---------------------------   ------------
                                                            2 0 0 5        2 0 0 4        2 0 0 5
                                                          ------------   ------------   ------------
 CASH FLOWS -  OPERATING ACTIVITIES
 Net earnings (loss) for the period                       $    124,802   $   (169,272)  $ (3,095,791)
 Adjustments to reconcile net (earnings) loss
   to net cash used in operating activities (Appendix A)      (175,171)       168,606      1,034,879
                                                          ------------   ------------   ------------
 Net cash used in operating activities                         (50,369)          (666)    (2,060,912)
                                                          ------------   ------------   ------------

 CASH FLOWS - INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                                 --             --          5,573
 Purchase of fixed assets                                           --             --       (156,239)
 Escrow Deposit                                                     --        160,500             --
                                                           -----------   ------------   ------------
 Net cash provided by (used in) investing activities                --        160,500       (150,666)
                                                          ------------   ------------   ------------

 CASH FLOWS - FINANCING ACTIVITIES
 Repayment of long-term loans                                       --             --       (114,397)
 Proceeds from long-term loans                                      --             --        210,858
 Short-term bank credit, net                                   (27,226)        (1,130)       121,228
 Short-term loans from Related Party                            64,000             --        713,289
 Bridge loan, net                                                   --             --          8,619
 Issuance of shares                                                 --             --      1,277,141
                                                          ------------   ------------   ------------
 Net cash provided by (used in)financing activities             36,774         (1,130)     2,216,738
                                                          ------------   ------------   ------------

 Increase (decrease) in cash and cash equivalents              (13,595)       158,704          5,160
                                                          ------------   ------------   ------------

 Cash and cash equivalents - beginning of period                18,755          3,340             --
                                                          ------------   ------------   ------------
 Cash and cash equivalents - end of period                $      5,160   $    162,044   $      5,160
                                                          ============   ============   ============

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
           UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS

                                                                                               Cumulative
                                                                                                  from
                                                                                                October 1,
                                                                                                  1993
                                                                                               (date of
                                                                                              commencement
                                                                      Six months ended        of operations)
                                                                          June 30              to June 30
                                                                   2 0 0 5       2 0 0 4        2 0 0 5
                                                                ------------   ------------   ------------
Appendix A - Adjustments to reconcile loss to net cash from operating activities

Income and expense items not
  involving cash flows:
Depreciation and amortization                                   $         --   $      4,340   $    132,278
Interest and exchange-rate (gain) loss                                    --        128,822          5,395
Liabilities for severance pay                                             --           (308)            --
Gain on sale of fixed assets                                              --             --         18,388
Waiver of management fees                                                 --             --         58,333
Settlement and waiver of short term loan                            (231,703)            --       (231,703)
Non-cash compensation expenses                                        50,457             --        712,647
                                                                ------------   ------------   ------------
                                                                    (181,246)       132,854        695,338
                                                                ------------   ------------   ------------

Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable                          20          1,158             --
Decrease (increase) in receivables and other current assets            1,996          2,372         (5,792)
Increase in inventories                                                   --          3,168             --
Increase (decrease) in trade accounts payable                           (346)        28,857         50,739
Increase (decrease) in payables and other current liabilities          4,405            197        294,594
                                                                ------------   ------------   ------------
                                                                       6,075         35,752        339,541
                                                                ------------   ------------   ------------

                                                                $   (175,171)  $    168,606   $  1,034,879
                                                                ============   ============   ============
Appendix B -
Non cash transactions
Waiver of loan by principal
  shareholder  in exchange for
  rights to royalties                                           $         --   $         --   $    649,289
                                                                ============   ============   ============

Waiver of management fees
  by CEO and shareholder                                        $         --   $         --   $     33,333
                                                                ============   ============   ============

Subscription receivables                                        $      6,400   $         --   $      6,400
                                                                ============   ============   ============
Supplemental disclosure of cash flow
 information:
Cash paid during the period for:
Interest                                                        $         --   $         82   $    150,309
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

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these interim consolidated financial statements do not include all of the information required by GAAP for complete financial statements. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These un-audited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

NOTE 2 - GOING CONCERN

      The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of June 30, 2005 of $3,095,791, working capital deficit as of June 30, 2005 of $398,381 and accumulated negative cash flow used in operating activity of $2,060,912 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002 the Company's operations have been carried out with a significantly reduced staff and presently the President of the Company is its only employee.

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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TEMPORARY SUSPENSION OF SUBSIDIARY'S OPERATIONS

      In August 2004 the Company decided to temporarily suspend operations of the Subsidiary until it settled its dispute with the Industrial Development Bank of Israel Ltd ("IDBI"). The Company and IDBI have settled their dispute, and the Company intends to resume operations of the Subsidiary.

                                VOICE DIARY INC.
                         (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK OPTION PLAN

      On May 10, 2005, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of its Class A common stock issuable under its 2005 Consultant Stock Plan, which was adopted by the board of directors on May 9, 2005. On June 15, 2005, the Company granted 640,000 options exercisable at $0.01 (par value). On June 30, 2005, these options were exercised. On July 15, 2005, the Company granted 360,000 options exercisable at $0.01 (par value). The options were exercised on July 30, 2005. A summary of the status of the Company's stock options as of June 30, 2005, and December 31, 2004, and of changes during the periods then ended, is presented below:

                                          June 30     December 31     Exercise
                                           2005           2004          Price
                                       ------------  ------------   ------------
Outstanding at beginning of
 period                                          --        20,000   $       0.01

Granted during period                       640,000       955,941     $0.01-0.25

Exercised during period                     640,000      (975,941)    $0.01-0.25
                                       ------------  ------------

Outstanding at end of period                     --            --             --
                                       ============  ============
Weighted average fair value of
 options granted during the
 period                                $       0.01  $       0.25
                                       ============  ============


NOTE 5 - SIGNIFICANT EVENTS

A. On June 30, 2005, the Company received a short term loan of $64,000 from a related party. An additional loan of $36,000 was received on July 15, 2005 also from a related party. In consideration for each loan the Company issued a promissory note payable 60 days after day the loan was received. In addition the Company issued in connection with each promissory note a warrant, one for 640,000 shares for the first loan and one for 360,000 shares for the second loan. The warrants are exercisable during a period beginning the business day after the Company fails to timely cure an Event of Default (as defined in each promissory note; failure to pay the promissory note on time is considered such default) and ending at 5:00 p.m. (New York time) one year after the issueance date. The exercise price is an amount equal to the principal and interest due under the promissory note divided by the number of shares of Common Stock issuable upon exercise of the warrant.

B. On June 2, 2005, the Company signed an agreement with the Industrial Development Bank of Israel ("IDBI") which settled all debts of the Company to IDBI in exchange for payment of $45,000. The Company paid that amount to IDBI on June 22, 2005, and IDBI subsequently terminated all litigation proceedings against the Company and its President. The Company recorded the amount waived by IDBI under the settlement in the statement of operation under "Gain from settlement of bank loan".

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

Going concern issue

      The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit as of June 30, 2005 of $3,095,791, a working capital deficit as of June 30, 2005 of $398,381, accumulated negative cash flow used in operating activity of $2,060,912 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002, the company's operations were carried out with a significantly reduced staff. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise new funding, to devise and execute a strategy and, ultimately, to attain profitable operation adequate to support the Company's expense structure. All these goals depend on future events. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      In August 2004 we decided to temporarily suspend operations of VDL until it reaches settlement with the Industrial Development Bank of Israel Ltd ("IDBI"). Such settlement has been reached and the Company may resume operation of the Subsidiary or sell it.

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

MERGERS OR ACQUISITIONS

      We are now looking at other strategic acquisitions or mergers with companies that can benefit from our core technologies and business experience to develop jointly applications of our proprietary know-how. During 2004 and 2005, we signed consulting agreements with several consultants to help us locate potential companies for mergers, acquisitions or other forms of cooperation, as well as to help us with other financial and business decisions. As a result there have been some discussions in this direction but we can make no assurances that we will be able to complete any such transactions on terms favorable to us or to our shareholders.

      We have granted the consultants with stock options that have been exercised.

RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Six Months Ended June 30, 2005 Compared to Six Months ended June 30, 2004

      We had no revenues in the first two quarters of 2005: the sales of the IMP halted as VDL ran out of stock and we decided to discontinue the IMP and wait for our next generation product before we launch a new marketing effort. In the compared period of 2004 we had negligible revenues from services for the IMP.

      We had no research and development expenses in this period. We eliminated our research and development team in the second quarter of 2003 due to budgetary constraints.

      Marketing, general and administrative expenses increased in this period by approximately 106% due to non-cash compensation resulting from options exercised. Most of the marketing, general and administrative expenses were incurred in the effort to raise capital for the Company and search for a merger candidate.

      We had total financial income in the six months ended June 30, 2005, of $218,077 resulting from the settlement with IDBI. In the same period of 2004 we had a financial expense of approximately $127,000 due to interest and penalties set on VDL for the debt to IDBI.

      We had no other income in the presented period; in the compared period our other income came from sales of computer boards to a related party.

      We had profit in the first two quarters of 2005 as a result of our financial income. In the compared period we had a loss of approximately $169,000 due mainly to the financial expenses.

Three Months Ended June 30, 2005 Compared to Three Months ended June 30, 2004

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

      Marketing, general and administrative expenses increased in this period by approximately 243% due to non-cash compensation resulting from options exercised. Most of the marketing, general and administrative expenses were incurred in the effort to raise capital for the Company and search for a merger candidate.

      We had total financial income in the three months ended June 30, 2005, of $234,230 resulting from the settlement with IDBI. In the same period of 2004 we had a financial expense of approximately $130,000 due to interest and penalties set on VDL for the debt to IDBI.

      We had no other income in the presented quarter; in the compared period our other income came from sales of computer boards to a related party.

      We had profit in the second quarter of 2005 as a result of our financial income. In the compared period we had a loss of approximately $150,000 due mainly to the financial expenses.

Liquidity

      We have no financial resources to continue our operations. Our operating budget is about $9,000 a month. To continue operations we must raise money immediately and we intend to do so either through short term borrowings or private placements. If we will not be able to raise sufficient money we are facing the risk of being unable to continue our operations.

      Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. As stated in the financial statements included in this quarterly report, our recurring losses from operations, negative working capital, shareholders' deficiency and negative cash flows raise substantial doubt about our ability to continue as a going concern. We had a deficit in working capital of $398,381 as of June 30, 2005.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      A supplier received a court ruling in his claim for $1,700 against VDL. The Company will try to negotiate a settlement with the supplier.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      In consideration of GFC Venture Partners L.P. ("GFC"), a related party, having loaned it $100,000 (in two installments, $64,000 on June 30, 2005, and $36,000 on July 15, 2005), Voice Diary Inc. issued to GFC two promissory notes, one for $64,000 and one for $36,000. Each promissory note is due 60 days after day the respective installment was received. In consideration of the loan, Voice Diary also issued to GFC two warrants to purchase, during the one-year term of the warrant, 640,000 and 360,000 shares, respectively, of Class A common stock of Voice Diary for a per-share exercise price equal to the principal and interest then due under the respective promissory note divided by the number of shares of common stock issuable on exercise of the warrant. The warrants are only exercisable on occurrence of an event of default under the note (failure to pay the promissary note on time is considered such default) and exercise of the warrants is the exclusive remedy for occurrence of an event of default under the note.

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

                                                    VOICE DIARY INC.
                                                      (Registrant)

Dated:  August 15, 2005
                                                    /s/ Arie Hinkis
                                                    ---------------
                                                    Arie Hinkis
                                                    President and Chief
                                                    Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and the date indicated.

Dated:  August 15, 2005
                                                    /s/ Nathan Tarter
                                                    -----------------
                                                    Nathan Tarter, Director