Form 10QSB
period 2005-09-30
VOICE DIARY INC
filed 2005-11-14
CIK 1173784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 12,022,977 shares of Class A Common Stock of par value $.01, and 744 shares of Class B Common Stock of par value $0.01, as of November 10, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30
                                                                           Unaudited      December 31
                                                                              2005           2004
                                                                          -----------    -----------
CURRENT ASSETS
Cash and cash equivalents                                                 $     5,284    $    18,755
Trade accounts receivable                                                          --             20
Other receivables and prepaid expenses                                          6,460          7,788
                                                                          -----------    -----------
                                                                          $    11,744    $    26,563
                                                                          ===========    ===========

CURRENT LIABILITIES
Bank loans                                                                $        --    $   250,310
Trade accounts payable                                                         41,298         51,085
Accrued expenses                                                              245,204        229,133
Bridge Loan                                                                        --          8,619
Other payables                                                                 50,254         61,056
                                                                          -----------    -----------
                                                                              336,756        600,203
                                                                          -----------    -----------

SHAREHOLDERS' DEFICIENCY
Share capital:
  Shares of Class A Common Stock $0.01 par value
   Authorized - 20,000,000 shares. Issued and Outstanding - 12,022,977        120,229        100,229
   Shares of Class B Common Stock $ 0.01 par value
   (Authorized - 8,344 shares, Issued and Outstanding - 744 shares)                 7              7
Additional paid-in capital                                                  2,724,551      2,552,374
Subscription receivable                                                       (10,000)        (5,657)
Deficit accumulated during the development stage                           (3,159,799)    (3,220,593)
                                                                          -----------    -----------
                                                                             (325,012)      (573,640)
                                                                          -----------    -----------
                                                                          $    11,744    $    26,563
                                                                          ===========    ===========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                                                                                                       Cumulative from
                                                                                                       October 1, 1993
                                                                                                           (date of
                                                                                                         commencement
                                             Three months ended               Nine months ended         of operations)
                                                 September 30                    September 30           to September 30
                                             2005            2004            2005            2004            2005
                                         ------------    ------------    ------------    ------------    ------------
Revenues                                 $         --    $         --    $         --    $      1,557    $    726,396
Cost of revenues                                   --             122              --           3,979         635,929
                                         ------------    ------------    ------------    ------------    ------------
Gross profit (loss)                                --            (122)             --          (2,422)         90,467
Operating costs and expenses
Research and development expenses                  --              --              --              --       1,125,553
 Marketing, general and
  administrative expenses*                     62,815         206,849         156,090         252,132       1,817,636
                                         ------------    ------------    ------------    ------------    ------------
 Operating loss                               (62,815)       (206,971)       (156,090)       (254,554)     (2,852,722)
 Financial expenses (income), net               1,193         (21,178)          6,200         106,055         545,249
 Gain from settlement of bank loan                 --              --        (223,084)                       (223,084)
 Other income, net                                 --              --              --          (5,543)        (15,088)
                                         ------------    ------------    ------------    ------------    ------------
 Net earnings (loss) for the period      $    (64,008)   $   (185,793)   $     60,794    $   (355,066)   $ (3,159,799)
                                         ============    ============    ============    ============    ============
 Net earnings (loss) per share:
 Basic and diluted                       $      (0.01)   $      (0.02)   $       0.01    $      (0.04)
                                         ============    ============    ============    ============
Weighted average number of shares used
   in computing
   basic and diluted earnings
  (loss) per share                         10,949,064       9,376,282      10,256,402       9,158,080
                                         ============    ============    ============    ============
 *Including non cash compensation        $     32,179    $    133,938    $     82,636    $    133,938

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Cumulative from
                                                                                        October 1, 1993
                                                                                           (date of
                                                              Nine months ended          commencement
                                                                 September 30            of operations)
                                                          --------------------------    to September 30
                                                              2005           2004             2005
                                                          -----------    -----------    ---------------
CASH FLOWS -  OPERATING ACTIVITIES
Net earnings (loss) for the period                        $    60,794    $  (355,066)   $    (3,159,799)
Adjustments to reconcile net (earnings) loss
  to net cash used in operating activities (Appendix A)      (150,860)       219,510          1,057,813
                                                          -----------    -----------    ---------------
Net cash used in operating activities                         (90,066)      (135,556)        (2,101,986)
                                                          -----------    -----------    ---------------

CASH FLOWS - INVESTING ACTIVITIES
Purchase of fixed assets                                           --             --           (156,239)
Proceeds from sale of fixed assets                                 --        160,500              5,573
                                                          -----------    -----------    ---------------
Net cash provided by (used in) investing activities                --        160,500           (150,666)
                                                          -----------    -----------    ---------------

CASH FLOWS - FINANCING ACTIVITIES
Repayment of long-term loans                                       --             --            210,858
Proceeds from long-term loans                                      --             --           (114,397)
Short-term bank credit, net                                   (27,226)        (1,641)           121,228
Short-term loans from Related Party                           100,000             --            750,666
Bridge loan, net                                                   --             --              8,619
Issuance of shares                                              3,821          5,750          1,280,962
                                                          -----------    -----------    ---------------
Net cash provided by financing activities                      76,595          4,109          2,257,936
                                                          -----------    -----------    ---------------
Increase (decrease) in cash and cash equivalents              (13,471)        29,053              5,284
Cash and cash equivalents - beginning of period                18,755          3,340                 --
                                                          -----------    -----------    ---------------
Cash and cash equivalents - end of period                 $     5,284    $    32,393    $         5,284
                                                          ===========    ===========    ===============

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Cumulative from
                                                                                              October 1, 1993
                                                                                                 (date of
                                                                    Nine months ended           commencement
                                                                       September 30            of operations)
                                                                --------------------------    to September 30
                                                                    2005           2004             2005
                                                                -----------    -----------    ---------------
Appendix A - Adjustments to reconcile loss to net cash
  from operating activities

Income and expense items not involving cash flows:
Depreciation and amortization                                   $        --    $     5,102    $       132,278
Interest and exchange-rate (gain) loss                                1,377        107,667              5,395
Liabilities for severance pay                                            --           (269)                --
Gain on sale of fixed assets                                             --             --             18,388
Waiver of management fees                                                --             --             58,333
Settlement and waiver of short term loans                          (231,703)            --           (231,703)
Non-cash compensation expenses                                       82,636        133,938            744,826
                                                                -----------    -----------    ---------------
                                                                   (147,690)       246,438            727,517
                                                                -----------    -----------    ---------------
Changes in operating assets and liabilities:
Decrease in trade accounts receivable                                    20          1,158                 --
Decrease (increase) in receivables and other current assets           1,328         (8,439)            (6,460)
Increase in inventories                                                  --          3,168                 --
Increase (decrease) in trade accounts payable                        (9,787)        19,438             41,298
Increase (decrease) in payables and other current liabilities         5,269        (42,253)           295,458
                                                                -----------    -----------    ---------------
                                                                     (3,170)       (26,928)           330,296
                                                                -----------    -----------    ---------------
                                                                $  (150,860)   $   219,510    $     1,057,813
                                                                ===========    ===========    ===============
Appendix B -
Non cash transactions
Waiver of loan by principal shareholder in
  exchange for rights to royalties                              $        --    $        --    $       649,289
                                                                ===========    ===========    ===============

Conversion of loan from related party
  into share capital                                            $   101,377    $        --    $       101,377
                                                                ===========    ===========    ===============

Waiver of management fees
  by CEO and shareholder                                        $        --    $        --    $        33,333
                                                                ===========    ===========    ===============

Subscription receivables                                        $     4,343    $       200    $        10,000
                                                                ===========    ===========    ===============
Supplemental disclosure of cash flow information:
Cash paid during the period for Interest                        $        --    $        82    $       150,309
                                                                ===========    ===========    ===============

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

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these interim consolidated financial statements do not include all of the information required by GAAP for complete financial statements. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These un-audited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

NOTE 2 - GOING CONCERN

      The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of September 30, 2005 of $3,159,799, working capital deficit as of September 30, 2005 of $325,012 and accumulated negative cash flow used in operating activity of $2,101,986 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002 the Company's operations have been carried out with a significantly reduced staff and presently the President of the Company is its only employee.

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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TEMPORARY SUSPENSION OF SUBSIDIARY'S OPERATIONS

      In August 2004 the Company decided to temporarily suspend operations of the Subsidiary until it settled its dispute with the Industrial Development Bank of Israel Ltd ("IDBI"). The Company and IDBI have settled their dispute.

NOTE 4 - STOCK OPTION PLAN

      On May 10, 2005, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of its Class A common stock issuable under its 2005 Consultant Stock Plan, which was adopted by the board of directors on May 9, 2005. On June 15, 2005, the Company granted 640,000 options exercisable at $0.01 (par value). On June 30, 2005, these options were exercised. On July 15, 2005, the Company granted 360,000 options exercisable at $0.01 (par value). The options were exercised on July 30, 2005. A summary of the status of the Company's stock options as of September 30, 2005, and December 31, 2004, and of changes during the periods then ended, is presented below:

                                         September 30   December 31     Exercise
                                         ------------   -----------    ----------
                                             2005           2004          Price
                                         ------------   -----------    ----------
Outstanding at beginning of period                 --        20,000    $     0.01

Granted during period                       1,000,000       955,941    $0.01-0.25

Exercised during period                     1,000,000      (975,941)   $0.01-0.25
                                         ------------   -----------    ----------

Outstanding at end of period                       --            --            --
                                         ============   ===========

Weighted average fair value of options
  granted during the period              $       0.09   $      0.25
                                         ============   ===========


NOTE 5 - SIGNIFICANT EVENTS

A. On June and July 2005 the Company received a short term loan of $100,000 from GFC Venture Partners LP (the "lender"), a related party. To secure the loan the Company issued warrants for a total of 1,000,000 shares of Class A Common Stock at an exercise price of the amount equal to the principal and interest due under the short term loan divided by the number of shares of Common Stock issuable upon exercise of the warrants. The warrants were exercisable during a period of one year after the issuance date provided the Company fails to timely cure an Event of Default as defined in loans agreement. Failure to pay the loan on time is considered such default.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SIGNIFICANT EVENTS (CONTINUED)

B. During the period the Company failed to make payments due under the loan agreement and as a result the two warrants totaling 1,000,000 shares of class A common stock were exercised on September 26, 2005, in consideration for $101,377 which is the amount of the principal and interest due under the loan agreement on the date of the exercise of the warrants. Exercise of the Warrants is the lender's exclusive remedy for the Company's failure to make the payments on the short term loan.

C. The Company recorded the amount waived by the Industrial Development Bank of Israel ("IDBI") under a settlement in the statement of operation under "Gain from settlement of bank loan".

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

Going concern issue

      The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit as of September 30, 2005 of $3,159,799, a working capital deficit as of September 30, 2005 of $325,012, accumulated negative cash flow used in operating activity of $2,093,367 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002, the company's operations were carried out with a significantly reduced staff. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise new funding, to devise and execute a strategy and, ultimately, to attain profitable operation adequate to support the Company's expense structure. All these goals depend on future events. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      In August 2004 we decided to temporarily suspend operations of VDL until it reaches settlement with the Industrial Development Bank of Israel Ltd ("IDBI"). Such settlement has been reached and the Company plans to resume operation of the Subsidiary after new research and development plan is devised and the proper financing is secured.

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

Nine Months Ended September 30, 2005 Compared to Nine Months ended September 30, 2004

      We had no revenues in the first three quarters of 2005 and 2004: the sales of the IMP halted as VDL ran out of stock and we decided to discontinue the IMP and wait for our next generation product before we launch a new marketing effort.

      We had no research and development expenses in both periods. We eliminated our research and development team in the second quarter of 2003 due to budgetary constraints.

      Marketing, general and administrative expenses decreased in this period by approximately 39%. Most of the marketing, general and administrative expenses were incurred in the effort to raise capital for the Company and search for a merger candidate.

      We had total financial expenses in the nine months ended September 30, 2005, of $6,200. In the compared period we had financial expenses of approximately $106,000 due to interest and penalties set on VDL for the debt to IDBI.

      We recorded gain from settlement of IDBI debt of $223,084 in the period.

      We had no other income in the presented period; in the compared period our other income came from sales of computer boards to a related party.

      We had profit of approximately $61,000 in the first three quarters of 2005 as a result of our gain from the settlement with IDBI. In the compared period we had a loss of approximately $355,000 due mainly to the financial expenses relating to the debt to IDBI and marketing, general and administrative expenses.

Three Months Ended September 30, 2005 Compared to Three Months ended September 30, 2004

      We had no revenues in the third quarter of 2004 and 2005: the sales of the IMP halted as VDL ran out of stock and we decided to discontinue the IMP and wait for our next generation product before we launch a new marketing effort.

      We had no research and development expenses in both periods. We eliminated our research and development team in the second quarter of 2003 due to budgetary constraints.

      Marketing, general and administrative expenses decreased in this period by approximately 70%. Most of the marketing, general and administrative expenses were incurred in the effort to raise capital for the Company and search for a merger candidate.

      We had total financial expenses in the three months ended September 30, 2005, of $1,193 due to interest on loans from related party. In the same period of 2004 we had a financial income of approximately $21,000 due to reduced allocation for debt that was settled in 2004.

      We had no other income in the discussed quarters.

      We had loss in the third quarter of 2005 of $64,008 as a result of our operating expenses and lack of income. In the compared period we had a loss of approximately $186,000.

Liquidity

      We have no financial resources to continue our operations. Our operating budget is about $9,000 a month. To continue operations we must raise money immediately and we intend to do so either through short term borrowings or private placements. If we will not be able to raise money we are facing the risk of being unable to continue our operations.

      Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. As stated in the financial statements included in this quarterly report, our recurring losses from operations, negative working capital, shareholders' deficiency and negative cash flows raise substantial doubt about our ability to continue as a going concern. We had a deficit in working capital of $325,012 as of September 30, 2005.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      A supplier received a court ruling in his claim for $1,700 against VDL and received seizure of the VDL's bank account in Israel in which the balance is approximately $900. The Company will try to negotiate a settlement with the supplier.

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

                                          VOICE DIARY INC.
                                          (Registrant)

Dated:  November 14, 2005
                                          /s/ Arie Hinkis
                                          -------------------------------------
                                          Arie Hinkis
                                          President and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and the date indicated.

Dated: November 14, 2005
                                          /s/ Nathan Tarter
                                          -------------------------------------
                                          Nathan Tarter, Director