Form 10KSB
period 2005-12-31
VOICE DIARY INC
filed 2006-05-17
CIK 1173784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

                    200 Robbins Lane, Jericho, New York 11753
               (Address of principal executive offices) (Zip Code)

          Issuer's telephone number, including area code: 516-939-0400

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) YES |_| NO |X|

The issuer's revenues for its most recent fiscal year were: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 7, 2006 (a date within the past 60 days) was $1.8 million.

At May 17, 2006, the registrant had outstanding 12,022,977 shares of par value $.01 Class A Common Stock and 744 shares of par value $.01 Class B Common Stock.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                TABLE OF CONTENTS

                                     PART I

ITEM 1     DESCRIPTION OF BUSINESS ..........................................  3
ITEM 2     DESCRIPTION OF PROPERTY ..........................................  4
ITEM 3     LEGAL PROCEEDINGS ................................................  4
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS ......................................................  4

                                 PART II

ITEM 5     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
               MATTERS AND SMALL ISSUER PURCHASES OF EQUITY
               SECURITIES STOCKHOLDER MATTERS ...............................  4
ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
               PLAN OF OPERATION ............................................  6
ITEM 7     FINANCIAL STATEMENTS ............................................. 11
ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE ....................... 11
ITEM 8A    CONTROLS AND PROCEDURES........................................... 11

                                PART III

ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION
               16(a) OF THE EXCHANGE ACT .................................... 12
ITEM 10    EXECUTIVE COMPENSATION ........................................... 13
ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT ........................................ 13
ITEM 12    CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS ................................................. 14
ITEM 13    EXHIBITS AND REPORTS ON FORM 8-K ................................. 15
ITEM 14    CONTROLS AND PROCEDURES .......................................... 15
           SIGNATURES ....................................................... 16

                                VOICE DIARY INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      We were incorporated in Delaware on February 26, 2002. In June and July 2002 we acquired approximately 99.8% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("VDL"), through a purchase of shares from the former controlling stockholder of VDL and an exchange of shares of our Company with former stockholders of VDL.

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

      With the emergence of cellular telephones the feature set of our PDAs became less than satisfactory. Thus we have ceased production of our PDAs. We have no inventory left of products or components.

      Since August 2004 we suspended the operations of VDL until new research and development plan is devised and the proper financing is secured. Plans considered since were not materialized

MERGERS OR ACQUISITIONS

      We are considering mergers and acquisitions with companies that can benefit from our core technologies and business experience to develop jointly applications of our proprietary know-how. During 2004, we signed consulting agreements with several consultants to help us locate potential companies for mergers, acquisitions or other forms of cooperation, as well as to help us with other financial and business decisions. We have granted the consultants with stock options that have been exercised.

OPERATIONS

      In 2005 we had no manufacturing or research and development activity. In the past, these activities were conducted from the premises of VDL in Israel.

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

      None.

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

                                                       Closing prices
                                             -----------------------------------
                                                   High              Low
                                             -----------------------------------
Q4 2005                                            $0.15            $0.08
Q3 2005                                            $0.15            $0.08
Q2 2005                                            $0.17            $0.05
Q1 2005                                            $0.30            $0.045


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

      In May 10, 2005, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of its Class A common stock issuable under its 2005 Consultant Stock Plan, which was adopted by the board of directors on May 9, 2005. On June 15, 2005, the Company granted 640,000 options exercisable at $0.01 (par value). On June 30, 2005, these options were exercised. On July 15, 2005, the Company granted 360,000 options exercisable at $0.01 (par value). The options were exercised on July 30, 2005.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                      Number of
                                                                                                      securities
                                                                                                      remaining
                                                                    Number of                         available for
                                                                    securities to                     future issuance
                                                                    be issued       Weighted          under equity
                                                                    upon exercise   average           compensation
                                                                    of              exercise price    plans
                                                                    outstanding     of outstanding    (excluding
                                                                    options,        options,          securities
                                                                    warrants and    warrants and      reflected in
                                                                    rights          rights            column (a)
                                                                         (a)            (b)                (c)
Equity  compensation  plans  approved  by  security  holders .....        0              --               24,059

Equity  compensation  plans not approved by security holders .....        0              --                 0

              Total ......................................                0              --               24,059

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

      Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to find a new business direction under the new management; 2) our ability to raise sufficient capital in order to effectuate our business plan; and 3) our ability to retain our key executives.

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

Going concern issue

      The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit as of December 31, 2005 of $3,073,401, a working capital deficit as of December 31, 2005 of $238,614 and accumulated negative cash flow used in operating activity of $2,103,127. Our recurring losses from operations, negative working capital, shareholders' deficiency and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern. In addition, since the second half of 2002, the company's operations were carried out with a significantly reduced staff. The ability of the Company to continue as a going concern is dependent upon the successful completion of the Company's development program and, ultimately, the attainment of profitable operations which are contingent upon future events, including maintaining adequate financing to fulfill its development activities, and achieving a level of sales adequate to support the Company's expense structure. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      On May 10, 2005, we filed a registration statement on Form S-8 registering 1,000,000 shares of its Class A common stock issuable under its 2005 Consultant Stock Plan, which was adopted by the board of directors on May 9, 2005. On June and July 2005 we granted all the options exercisable at $0.01 (par value). The options were exercised.

      On June and July 2005 we received a short term loan of $100,000 from GFC Venture Partners LP (the "lender"), a related party. To secure the loan we issued warrants for a total of 1,000,000 shares of Class A Common Stock at an exercise price of the amount equal to the principal and interest due under the short term loan divided by the number of shares of Common Stock issuable upon exercise of the warrants. We failed to make payments due under the loan agreement and as a result the warrants were exercised on September 26, 2005, in consideration for $101,377 which is the amount of the principal and interest due under the loan agreement on the date of the exercise of the warrants. Exercise of the Warrants was the lender's exclusive remedy for our failure to make the payments on the short term loan.

RESULTS OF OPERATION

      The following discussion of the financial condition and results of operations of our Company should be read in conjunction with the consolidated financial statements and the notes thereto included in this annual report.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

      We had no revenues in 2005. Our revenues in fiscal year 2004 were negligible. The reason is that we stopped manufacturing and marketing of the IMP and we had no new product to introduce to the market. We had no research and development activity, which was in fact terminated in 2003.

      Marketing, general and administrative expenses decreased by approximately $156,000 (50%) in fiscal year 2005 compared to the previous year. The reason was mainly due to a decrease in non-cash expenses.

      In fiscal year 2005 we had financial expenses of approximately $15,000 compared to approximately $134,000 in fiscal 2004. In 2004 the expense included allocation of penalties on a debt that was meanwhile settled.

      Our net profit for fiscal year 2005 was approximately $147,000 compared to a loss of approximately $480,000. The profit was a result of gain obtained from a settlement of a debt and waiver of debt to two suppliers.

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

Liquidity

      We have no financial resources to continue our operations. Our operating budget is about $12,000 a month. To continue operations we must raise money immediately and we intend to do so either through short term borrowings or private placements. We expect to be able to raise the necessary funds in the next quarter.

      Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. As stated in the financial statements included in this annual report, our recurring losses from operations, negative working capital, shareholders' deficiency and negative cash flows raise substantial doubt about our ability to continue as a going concern. We had a deficit in working capital of $238,614 as of December 31, 2005.

Capital Resources

      As of the date of this report we have no material commitments for capital expenditures.

      With regard to certain royalty obligations of our Subsidiary see Note 8 to the financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the regular course of business we are exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect our results of operations and financial condition. Our policy is not to use financial instruments for trading purposes or other speculative purposes. We do not use any derivative contracts or other financial instruments to manage risk.

      Based on historical U.S. currency movement, we do not believe that reasonably possible near-term changes in the U.S. dollar exchange rate will result in a material effect on our future earnings, financial position or cash flows.

      The effect of currency exchange rate fluctuations on our financial results is included in financial expenses (income) net.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by this item begin on page F-1 following this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Based on his evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005, our president and chief executive officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports.

      Subsequent to the date of his evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)


                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

INDEPENDENT AUDITORS' REPORT                                               F3

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2005 and 2004               F4

Consolidated Statements of Operations for the years ended December 31,
2005, 2004 and 2003 and the cumulative period from October 1, 1993
(date of commencement of operations) to December 31, 2005                  F5

Statement of Shareholders' Deficiency for the period from October 1,
1993 (date of commencement of operations) to December 31, 2005          F6 - F9

Consolidated Statements of Cash Flows for the years ended December 31,
2005, 2004 and 2003 and the cumulative period from October 1, 1993
(date of commencement of operations) to December 31, 2005              F10 - F11

Notes to the Consolidated Financial Statements                         F12 - F27

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Voice Diary Inc.

We have audited the accompanying consolidated balance sheets of Voice Diary Inc. (a development stage company) ("the Company") and its subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the three years in the period ended December 31, 2005 and for the cumulative period from October 1, 1993 (date of commencement of operations) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2005 and 2004, and their consolidated results of operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005 and for the cumulative period from October 1, 1993 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company's recurring losses from operations, working capital deficit, shareholders' deficiency and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Brightman Almagor & Co.,
Certified Public Accountants
A member firm of Deloitte Touch Tohmatsu
Tel Aviv, Israel
May 17, 2006

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31
                                                                                     ---------------------------
                                                                                       2 0 0 5         2 0 0 4
                                                                                     -----------     -----------
CURRENT ASSETS
Cash and cash equivalents                                                            $     2,766     $    18,755
Trade accounts receivable                                                                     --              20
Other receivables and prepaid expenses (Note 3)                                            5,316           7,788
                                                                                     -----------     -----------
                                                                                           8,082          26,563
                                                                                     -----------     -----------

                                                                                     -----------     -----------
                                                                                     $     8,082     $    26,563
                                                                                     ===========     ===========
CURRENT LIABILITIES
Bank loans (Note 6)                                                                  $        --     $   250,310
Trade accounts payable                                                                    46,165          51,085
Accrued expenses                                                                         150,178         229,133
Bridge loan                                                                                   --           8,619
Other payables (Note 5)                                                                   50,353          61,056
                                                                                     -----------     -----------
                                                                                         246,696         600,203
                                                                                     -----------     -----------

SHAREHOLDERS' DEFICIENCY (Note 9)
Share capital:
Shares of Class A Common Stock $0.01 par value
(Authorized - 20,000,000 shares. Issued and Outstanding - 12,022,977 shares as of
December 31, 2005 and 10,022,977 shares as of December 31, 2004)                         120,229         100,229
Shares of Class B Common Stock $ 0.01 par value
(Authorized - 8,344 shares, Issued and Outstanding - 744 shares)                               7               7
Additional paid-in capital                                                             2,724,551       2,552,374
Subscription receivable                                                                  (10,000)         (5,657)
Deficit accumulated during the development stage                                      (3,073,401)     (3,220,593)
                                                                                     -----------     -----------
                                                                                        (238,614)       (573,640)
                                                                                     -----------     -----------

                                                                                     -----------     -----------
                                                                                     $     8,082     $    26,563
                                                                                     ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   Cumulative from
                                                                                                   October 1, 1993
                                                                                                      (date of
                                                                                                    commencement
                                                                                                   of operations)
                                                            Year ended December 31                 to December 31,
                                                ----------------------------------------------     ---------------
                                                  2 0 0 5          2 0 0 4          2 0 0 3            2 0 0 5
                                                ------------     ------------     ------------     ---------------
Revenues (Note 10)                              $         --     $      2,547     $     82,886     $       726,396

Cost of revenues (Note 11)                                --            3,979           50,708             635,929
                                                ------------     ------------     ------------     ---------------

Gross profit (loss)                                       --           (1,432)          32,178              90,467

Operating costs and expenses

Research and development
 expenses (Note 12)                                       --               --           10,859           1,125,553

Marketing, general and
 administrative expenses
 (Note 13)                                           173,384          329,629          188,488           1,834,930

Operating loss                                      (173,384)        (331,061)        (167,169)         (2,870,016)

Financial expenses, Net (Note 14)
                                                      14,961          134,960           45,541             584,172

Income from Settlement of bank loan (Note 6)         223,084               --               --             223,084

Financial income                                          --               --               --             (30,162)

Other income (loss), net (Note 15)                   112,453          (17,643)           1,645             127,541
                                                ------------     ------------     ------------     ---------------

Profit (loss) for the period                    $    147,192     $   (483,664)    $   (211,065)         (3,073,401)
                                                ============     ============     ============     ===============

Loss per share:
Basic and diluted                               $       0.01     $      (0.05)    $      (0.06)
                                                ============     ============     ============

Number of shares used in
   computing basic and
 diluted profit (loss) per share                  10,742,977        9,409,486        3,764,961
                                                ============     ============     ============


    The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          A DEVELOPMENT-STAGE COMPANY)
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                Number of Shares        Number of Shares                              Deficit
                             ---------------------   ---------------------                           accumulated
                                                      Class A     Class B               Additional   during the     Total
                              Common     Preferred    Common      Common       Share      paid-in   development  shareholders'
                               Stock       Stock       Stock       Stock      Capital     capital      stage      deficiency
                             ---------   ---------   ---------   ---------   ---------  ----------  -----------  -------------
Balance -October 1, 1993
(date of commencement of
operations)                         --          --          --          --          --          --          --           --

Changes in 1993:

Issuance of Common Stock        15,000                                       $     527   $  45,736                $  46,263

Net income for the year                                                                                  1,209        1,209
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance- December 31, 1993      15,000                                             527      45,736       1,209       47,472

Changes in 1994:

Loss for the year                                                                                      (51,609)     (51,609)
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance- December 31, 1994      15,000                                             527      45,736     (50,400)      (4,137)

Changes in 1995:

Issuance of Common Stock         1,200                                              39      43,647                   43,686

Loss for the year                                                                                      (99,244)     (99,244)
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance- December 31, 1995      16,200                                             566      89,383    (149,644)     (59,695)

Changes in 1996:

Issuance of Common Stock         8,800                                             273     224,089                  224,362

Loss for the year                                                                                     (147,481)    (147,481)
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance- December 31, 1996      25,000                                             839     313,472    (297,125)      17,186

Changes in 1997:

Issuance of Common Stock         8,160                                             236     265,789                  266,025

Loss for the year                                                                                     (405,106)    (405,106)
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance- December 31, 1997      33,160          --          --          --   $   1,075   $ 579,261   $(702,231)   $(121,895)
                             =========   =========   =========   =========   =========   =========   =========    =========


    The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)

                                 Number of Shares     Number of Shares
                                 ----------------     ----------------                                   Deficit
                                                                                                        accumulated
                                                      Class A   Class B                  Additional     during the       Total
                               Common      Preferred  Common    Common       Share         paid-in      development   shareholders'
                                Stock        Stock     Stock     Stock      Capital        capital         stage       deficiency
                             -----------   ---------  -------   -------   -----------    -----------    -----------   -------------
Balance- December 31, 1997        33,160         --        --        --   $     1,075    $   579,261    $  (702,231)   $  (121,895)

Changes in 1998:

Issuance of Common Stock          87,480                                        2,275        199,838                       202,113

Issuance of options to
  employees                                                                                    3,600                         3,600

Loss for the year                                                                                          (278,459)      (278,459)
                             -----------    -------   -------   -------   -----------    -----------    -----------    -----------

Balance- December 31, 1998       120,640                                        3,350        782,699       (980,690)      (194,641)

Changes in 1999:

Issuance of Common Stock           7,630                                          179         21,757                        21,936

Issuance of options to a
  related party                                                                              161,970                       161,970

Issuance of options to
  employees                                                                                   37,894                        37,894

Loss for the year                                                                                          (359,975)      (359,975)
                             -----------    -------   -------   -------   -----------    -----------    -----------    -----------

Balance- December 31, 1999       128,270                                        3,529      1,004,320     (1,340,665)      (332,816)

Changes in 2000:

Issuance of Common Stock         213,718                                        5,238         48,210                        53,448

Issuance of Common Stock
  pursuant to financing
  agreement                      300,000                                        7,317         66,722                        74,039

Issuance of options for
  services rendered                                                                           30,145                        30,145

Issuance of options to a
  related party                                                                               45,000                        45,000

Issuance of options to
  employees                                                                                    5,391                         5,391

Issuance of Preferred
  Stock                                       2,400                                 6             --                             6

Loss for the year                                                                                          (344,601)      (344,601)
                             -----------    -------   -------   -------   -----------    -----------    -----------    -----------
                                 641,988      2,400        --        --        16,090      1,199,788     (1,685,266)      (469,388)
Adjustment due to
  reorganization under
  common control                (641,988)    (2,400)  736,531     2,400        (8,701)         8,701
                             -----------    -------   -------   -------   -----------    -----------    -----------    -----------

Balance- December 31, 2000            --         --   736,531     2,400   $     7,389    $ 1,208,489    $(1,685,266)   $  (469,388)
                             ===========    =======   =======   =======   ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)

                                Number of Shares
                                ----------------                                                     Deficit
                                                                                                   accumulated
                              Class A       Class B                   Additional                   during the       Total
                              Common        Common       Share         paid-in     Subscription    development   Shareholders'
                               Stock         Stock      Capital        capital      receivable        stage       deficiency
                            ------------   --------   -----------    -----------   ------------    -----------   -------------
Balance- December 31, 2000       736,531      2,400   $     7,389    $ 1,208,489    $        --    $(1,685,266)   $  (469,388)

Changes in 2001:

Cost related to previous
  year issuances                                                          (5,000)                                      (5,000)

Loss for the year                                                                                     (231,087)      (231,087)
                            ------------   --------   -----------    -----------    -----------    -----------    -----------

Balance- December 31, 2001       736,531      2,400         7,389      1,203,489             --     (1,916,353)      (705,475)

Changes in 2002:

Issuance of Common Stock          65,177                      652         64,525                                       65,177

Issuance of Common Stock          98,249                      982         97,267                                       98,249
  pursuant to financing
  agreement

Waiver of loan by Related
  Party                                                                  649,289                                      649,289

Waiver of shares by
  principal shareholder         (265,094)                  (2,650)         2,650                                           --


Issuance of options for
  services rendered                                                       25,000                                       25,000

Loss for the year                                                                                     (609,511)      (609,511)
                            ------------   --------   -----------    -----------    -----------    -----------    -----------

Balance December 31, 2002        634,863      2,400         6,373      2,042,220             --     (2,525,864)      (477,271)

Changes in 2003:

Issuance of Common Stock          72,000                      720           (720)                                          --

Issuance of options for
  services rendered                                                        1,000                                        1,000

Regulation S offering          4,039,214                   40,392        159,608                                      200,000

Issuance of Common Stock         384,817                    3,848                        (3,848)                           --

Public issuance of Common
  Stock                        2,297,257                   22,972        137,836                                      160,808

Cost related to issuances                                                (61,360)                                     (61,360)

Conversion of stock            1,618,885     (1,656)       16,172        (16,172)                                          --

Waiver of management fees                                                 58,333                                       58,333

Loss for the year                                                                                     (211,065)      (211,065)
                            ------------   --------   -----------    -----------    -----------    -----------    -----------
Balance December 31, 2003      9,047,036        744   $    90,477    $ 2,320,745    $    (3,848)   $(2,736,929)   $  (329,555)
                            ============   ========   ===========    ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                  STATEMENT OF SHAREHOLDERS' DEFICIENCY (CONT.)

                                         Number of Shares
                                         ----------------                                                 Deficit
                                                                                                        accumulated
                                        Class A    Class B                 Additional                   during the       Total
                                        Common     Common       Share        paid-in    Subscription    development   shareholders'
                                         Stock      Stock      Capital       capital     receivable        stage       deficiency
                                      ----------   -------   -----------   -----------  ------------    -----------   -------------
Balance December 31, 2003              9,047,036       744        90,477     2,320,745        (3,848)    (2,736,929)      (329,555)

Changes in 2004:

Issuance of options for services                                               189,379                                     189,379
rendered

Exercise of options for services         975,941                   9,759        42,250        (1,809)                       50,200
rendered

Loss for the year                                                                                          (483,664)      (483,664)
                                      ----------   -------   -----------   -----------   -----------    -----------    -----------

Balance December 31, 2004             10,022,977       744   $   100,236   $ 2,552,374   $    (5,657)   $(3,220,593)   $  (573,640)
                                      ==========   =======   ===========   ===========   ===========    ===========    ===========

Changes in 2005:

Exercise of options for services       1,000,000                  10,000        80,800       (10,000)                       80,800
rendered

Subscription receivables                                                                       3,821                         3,821

Waiver of subscription receivables                                                             1,836                         1,836

Warrants exercised against debt        1,000,000                  10,000        91,377                                     101,377

Profit for the year                                                                                         147,192        147,192
                                      ----------   -------   -----------   -----------   -----------    -----------    -----------

Balance December 31, 2005             12,022,977       744   $   120,236   $ 2,724,551   $   (10,000)   $(3,073,401)  $   (238,614)
                                      ==========   =======   ===========   ===========   ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative from
                                                                                                    October 1, 1993
                                                                                                      (date of
                                                                                                     commencement
                                                                                                    of operations)
                                                                Year ended December 31              to December 31,
                                                       -----------------------------------------    ---------------
                                                         2 0 0 5        2 0 0 4        2 0 0 3          2 0 0 5
                                                       -----------    -----------    -----------    ---------------
CASH FLOWS - OPERATING ACTIVITIES
Earnings (loss) for the period                         $   147,192    $  (483,664)   $  (211,065)   $    (3,073,401)
Adjustments to reconcile loss to net
cash used in operating activities (Appendix A)            (239,776)       154,623        107,784            970,274
                                                       -----------    -----------    -----------    ---------------
Net cash used in operating activities                      (92,584)      (329,041)      (103,281)        (2,103,127)
                                                       -----------    -----------    -----------    ---------------

CASH FLOWS - INVESTING ACTIVITIES
Purchase of fixed assets                                        --             --             --           (156,239)
Escrow Deposit                                                  --        160,500       (160,500)                --
Proceeds from sale of fixed assets                              --          3,070             --              5,573
                                                       -----------    -----------    -----------    ---------------
Net cash provided by (used in)  investing activities            --        163,570       (160,500)          (150,666)
                                                       -----------    -----------    -----------    ---------------

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from long-term loans                                   --             --             --            210,858
Repayment of long-term loans                                    --             --        (17,410)          (114,397)
Short-term bank credit, net                                (27,226)       124,769         11,587            121,228
Short-term loans from Related Party                        100,000             --             --            749,289
Bridge loan, net                                                --            167        (39,523)             8,619
Issuance of shares                                           3,821         55,950        299,448          1,280,962
                                                       -----------    -----------    -----------    ---------------
Net cash provided by financing activities                   76,595        180,886        254,102          2,256,559
                                                       -----------    -----------    -----------    ---------------

Increase (decrease) in cash and cash equivalents           (15,989)        15,415         (9,679)             2,766
Cash and cash equivalents - beginning of period             18,755          3,340         13,019                 --
                                                       -----------    -----------    -----------    ---------------
Cash and cash equivalents - end of period              $     2,766    $    18,755    $     3,340    $         2,766
                                                       ===========    ===========    ===========    ===============


    The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Cumulative from
                                                                                                             October 1, 1993
                                                                                                                (date of
                                                                                                              commencement
                                                                                                             of operations)
                                                                         Year ended December 31              to December 31,
                                                                -----------------------------------------    ---------------
                                                                  2 0 0 5        2 0 0 4        2 0 0 3          2 0 0 5
                                                                -----------    -----------    -----------    ---------------
Appendix A -
Adjustments to reconcile loss to
net cash from operating activities

Income and expense items not
involving cash flows:

Depreciation and amortization                                   $        --    $     5,727    $     8,680    $       132,278
Exchange-rate (gain) loss                                             1,377             --          5,919              6,772
Liabilities for severance pay                                            --             --          5,474                 --
Loss on sale of fixed assets                                             --         20,116             --             18,388
Waiver of management fees                                                --             --         25,000             58,333
Waiver of suppliers debt                                           (103,834)            --             --           (103,834)
Non-cash compensation expenses                                       82,636        183,629          1,000            744,826
Settlement and waiver of short term loan                           (231,703)            --             --           (231,703)
                                                                -----------    -----------    -----------    ---------------
                                                                   (251,524)       209,472         46,073            625,060
                                                                -----------    -----------    -----------    ---------------

Changes in operating assets and liabilities:

Decrease (increase) in trade accounts receivable                         20          1,138          2,151                 --
Decrease (increase) in other receivables and prepaid expenses         2,472         (3,262)         5,478             (5,316)
Decrease (increase) in inventories                                       --          3,168         (3,168)                --
Increase (decrease) in trade accounts payable                        (4,920)        (7,782)        21,420             46,165
Increase (decrease) in payables and other current liabilities        14,176        (48,111)        35,830            304,365
                                                                -----------    -----------    -----------    ---------------
                                                                     11,748        (54,849)        61,711            345,214
                                                                -----------    -----------    -----------    ---------------
                                                                $  (239,776)   $   154,623    $   107,784    $       970,274
Appendix B -
Non cash transactions
Waiver of loan by principal shareholder
in exchange for rights to royalties
                                                                         --             --             --    $       649,289
                                                                ===========    ===========    ===========    ===============

Waiver of management fees in  previous year                              --             --    $    33,333    $        33,333
                                                                ===========    ===========    ===========    ===============

Conversion of loan from related party into share
capital                                                         $   101,377             --             --    $       101,377
                                                                ===========    ===========    ===========    ===============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                                        $        --    $        84    $     4,903    $       150,309
                                                                ===========    ===========    ===========    ===============


    The accompanying notes are an integral part of the financial statements.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

      A. General

      Voice Diary Inc. ("the Company") was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99.8% of the outstanding shares of Voice Diary Ltd., an Israeli corporation ("the Subsidiary"), through an exchange of shares of the Company with former shareholders of the Subsidiary. Under generally accepted accounting principles, the transaction was accounted for as reorganization under common control and accordingly, the financial statements represent the consolidated financial position, operating results and cash flows of the Company and the Subsidiary for all periods from inception of the subsidiary. The Subsidiary began its operations in October 1, 1993 and has been in the development stage since then.

      B. Going concern

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of December 31, 2005 of $3,073,401, working capital deficit as of December 31, 2005 of $238,614 and accumulated negative cash flow used in operating activity of $2,103,127 raise substantial doubt about its ability to continue as a going concern. See also Note 7.

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

      Management is looking to add additional lines of products that will contribute to growth, through strategic acquisitions or mergers, and following such steps to raise the necessary funds to contemplate its development program for new products and working capital. Although there have been some preliminary discussions in this direction, there are no concrete discussions ongoing at this time, and management can make no assurances that we will be able to complete any such transactions on terms favorable to the Company or its shareholders.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL (Cont.)

      C. Other risk factors

      1. The Company had no sales in 2005. It has discontinued the manufacturing of its Voice PDAs and it has no source of revenues at the present.

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

      H. Research and development costs

      Research and development costs are charged to operations as incurred.

      I. Deferred income taxes

      The Company accounts for income taxes utilizing the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Current tax liabilities are recognized for the estimated taxes payable on tax returns for the current year. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences between the income tax bases of assets and liabilities and their reported amounts in the financial statements, and for tax loss carry-forwards. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws, and deferred tax assets are reduced, if necessary, by the amount of tax benefits, the realization of which is not considered likely based on available evidence.

      J. Fair value of financial instruments

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

      K. Net loss per share

      Loss per share has been computed in accordance with SFAS No. 128, "Earnings per Share". Potential securities have been excluded from the diluted loss per share computation for the years ended December 31, 2004, 2003, and 2002 due to the anti-dilution effect.

      L. Stock- based compensation

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

      M. Effects of recently issued accounting standards

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS 123. SFAS 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.

      In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS 123(R). SFAS No. 123(R) will be effective for the Company beginning in the first quarter of fiscal 2006.

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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - OTHER RECEIVABLES AND PREPAID EXPENSES

                                                         Year ended December 31
                                                       -------------------------
                                                       2 0 0 5           2 0 0 4
                                                       -------           -------

Prepaid expenses                                        $   --            $   96
Government institutions                                  5,316             7,692
Others                                                      --                --
                                                        ------            ------
                                                        $5,316            $7,788
                                                        ======            ======

NOTE 4 - FIXED ASSETS, NET

According to management decision in 2004 the subsidiary has scrapped all its fixed assets.

NOTE 5 - OTHER PAYABLES

      Comprised as follows:

                                                          Year ended December 31
                                                          ----------------------
                                                          2 0 0 5        2 0 0 4
                                                          -------        -------
Other Payables
Employees and payroll accruals                            $29,134        $27,955
Fund for the Encouragement of Marketing *                  21,219         21,219
Liabilities for severance pay (Note 5B)                        --         11,882
                                                          -------        -------
                                                          $50,353        $61,056
                                                          =======        =======

      * Claim for refund of amounts received by the Subsidiary from the fund by the Ministry of Industry and Trade of Israel.

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT TERM BANK LOANS AND LEGAL PROCEEDINGS

      The Company recorded the amount waived by the Industrial Development Bank of Israel ("IDBI") under a settlement in the statement of operation under "Gain from settlement of bank loan".

NOTE 7 - TEMPORARY SUSPENSION OF SUBSIDIARY'S OPERATIONS

      Since August 2004 we suspended the operations of VDL until new research and development plan is devised and the proper financing is secured. Plans considered since were not materialized

NOTE 8 - COMMITMENTS

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

      2. In June 30, 2002 the Subsidiary signed an agreement with Aryt Industries Ltd (Subsidiary's former parent company) ("Aryt"). The Subsidiary undertook to pay to Aryt royalties from the sales of the Subsidiary's products up to an aggregate amount of $751,000, in exchange for the cancellation by Aryt of all of its rights, title and interest in and to any obligation of the Subsidiary or any other entity on its behalf. The rate of the royalties shall be as follows:

            - 10% of the sales of the Subsidiary's products until the lapse of 3 years following the date hereof (the term during which this 10% royalty rate is applicable shall be hereinafter referred to as the "First Term").

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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

            - 1% of the sales of the Subsidiary's products, commencing at the end of the Second Term and ending on the earlier to occur of: (i) the lapse of 2 years following the end of the Second Term, or (ii) such time as the aggregate sum paid by the Subsidiary amounts to $751,000 cumulatively.

      The Subsidiary recorded a provision for the royalties in the financial statements.

      B. According to a decision on August 24, 1999 of the O.C.S., the Subsidiary was requested to repay an amount of $44,396 (including interest) to the O.C.S. for amounts received by the Subsidiary in 1998. The Subsidiary recorded a provision in its books for the full amount of this request. The Subsidiary counter claims additional participation by the O.C.S. in research and development expenses for the period from December 1998 to March 1999. The Subsidiary has not recorded a receivable in connection with this claim.

NOTE 9 - SHAREHOLDERS' DEFICIENCY

      A. General

      The total number of shares of the Company is as follows:

                                            Authorized    Issued and Outstanding
                                            ----------    ----------------------

      Class A Common Stock                  20,000,000           12,022,977
                                            ==========           ==========

      Class B Common Stock                       8,344                  744
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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

      In December 2003 1,656 shares of Class B were converted to 1,618,885 shares of Class A.

      A summary of the status of the Company's and the Subsidiary's stock options as of December 31, 2005, 2004 and 2003, and of changes during the periods then ended, is presented below:

1.    Company (See B15-23)

                                                  December 31,
                                   ---------------------------------------------
                                                                       Exercise
                                   2 0 0 5     2 0 0 4    2 0 0 3       price
                                   --------    --------   --------    ----------

Outstanding at beginning of year         --      20,000         --    $       --
Granted during year                      --     955,941     20,000    $0.01-0.25
Exercised during year                    --     975,941         --    $0.01-0.25
                                   --------    --------   --------    ----------

Outstanding at end of year               --          --     20,000    $       --
                                   ========    ========   ========    ==========
Weighted average fair value of
options granted during the year    $     --    $   0.25   $   0.05
                                   ========    ========   ========


2.    Subsidiary

                                                  December 31,
                                   ---------------------------------------------
                                                                       Exercise
                                   2 0 0 5     2 0 0 4    2 0 0 3       price
                                   --------    --------   --------    ----------

Outstanding at beginning of year         --          --     60,162    $        0
Granted during year                      --          --         --    $        0
Exercised during year                80,800          --    (59,295)   $        0
Forfeited during year                80,800          --       (867)   $        0
                                   --------    --------   --------    ----------

Outstanding at end of year               --          --         --    $        0
                                   ========    ========   ========    ==========
Weighted average fair value of
options granted during the year      $ 0.01    $     --   $     --
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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      B. Issuance of share capital and options (Cont.)

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

                                VOICE DIARY INC.
                                               (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      B. Issuance of share capital and options (Cont.)

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

      24. On May 10, 2005, we filed a registration statement on Form S-8 registering 1,000,000 shares of its Class A common stock issuable under its 2005 Consultant Stock Plan, which was adopted by the board of directors on May 9, 2005. On June and July 2005 we granted all the options exercisable at $0.01 (par value). The options were exercised.

      25. On June and July 2005 the Company received a short term loan of $100,000 from GFC Venture Partners LP (the "lender"), a related party. To secure the loan the Company issued warrants for a total of 1,000,000 shares of Class A Common Stock at an exercise price of the amount equal to the principal and interest due under the short term loan divided by the number of shares of Common Stock issuable upon exercise of the warrants. The Company failed to make payments due under the loan agreement and as a result the warrants were exercised on September 26, 2005, in consideration for $101,377 which is the amount of the principal and interest due under the loan agreement on the date of the exercise of the warrants. Exercise of the Warrants was the lender's exclusive remedy for the Company's failure to make the payments on the short term loan.

NOTE 10 - REVENUES

      A. Main customers:

                                                Year ended December 31
                                        ----------------------------------------
                                        2 0 0 5         2 0 0 4          2 0 0 3
                                        -------         -------          -------
 Customers:
A                                       $    --         $   990          $    --
                                        =======         =======          =======
B                                       $    --         $    --          $42,724
                                        =======         =======          =======
C                                       $    --         $    --          $26,473
                                        =======         =======          =======
D                                       $    --         $    --          $    --
                                        =======         =======          =======

      B. Data by geographical regions:

                                                Year ended December 31
                                        ----------------------------------------
                                        2 0 0 5         2 0 0 4          2 0 0 3
                                        -------         -------          -------
Sales distribution, by target market:
Israel                                  $    --         $ 1,557          $13,689
U.S.A                                        --              --           42,724
Europe                                       --             990           26,473
                                        -------         -------          -------
                                        $    --         $ 2,547          $82,886
                                        =======         =======          =======

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COST OF REVENUES

                                                                                      Cumulative from
                                                                                      October 1, 1993
                                                                                         (date of
                                                                                       commencement
                                                                                      of operations)
                                                        Year ended December 31        to December 31,
                                                     ------------------------------   ---------------
                                                     2 0 0 5    2 0 0 4    2 0 0 3        2 0 0 5
                                                     --------   --------   --------   ---------------
Materials                                            $     --   $  3,979   $ 33,847   $       420,128
Salaries and related expenses                              --         --      7,865            81,340
Sub-contractors                                            --         --         --            50,783
Non-cash compensation expenses                             --         --         --            20,025
Other                                                      --         --      8,996            63,653
                                                     --------   --------   --------   ---------------
                                                     $     --   $  3,979   $ 50,708   $       635,929
                                                     ========   ========   ========   ===============

NOTE 12 - RESEARCH AND DEVELOPMENT EXPENSES

                                                                                      Cumulative from
                                                                                      October 1, 1993
                                                                                         (date of
                                                                                       commencement
                                                                                      of operations)
                                                         Year ended December 31       To December 31,
                                                     ------------------------------   ---------------
                                                     2 0 0 5    2 0 0 4    2 0 0 3        2 0 0 5
                                                     --------   --------   --------   ---------------
Salaries and related expenses                        $     --   $     --   $  8,214   $       882,533
Sub-contractors                                            --         --         --           387,921
Materials                                                  --         --         --            87,598
Non-cash compensation expenses                             --         --         --            57,004
Other                                                      --         --      2,645           375,603
                                                     --------   --------   --------   ---------------
                                                           --         --     10,859         1,790,659
Less:
Participation from Government funds                        --         --         --          (704,350)
Grants received                                            --         --         --            39,244
                                                     --------   --------   --------   ---------------
                                                     $     --   $     --   $ 10,859   $     1,125,553
                                                     ========   ========   ========   ===============

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                      Cumulative from
                                                                                      October 1, 1993
                                                                                         (date of
                                                                                       commencement
                                                                                      of operations)
                                                         Year ended December 31       to December 31,
                                                     ------------------------------   ---------------
                                                     2 0 0 5    2 0 0 4    2 0 0 3        2 0 0 5
                                                     --------   --------   --------   ---------------
Marketing, General & Administrative
Salaries and related expenses                        $     --   $     --   $     --   $       410,351
Advertising and marketing costs                         1,175      6,530     13,093           194,720
Depreciation                                               --      5,727      8,680           122,469
Non-cash compensation expenses                         82,636    183,629      1,000           499,236
Professional services                                  50,771     62,854     86,004           382,271
Office expenses                                         3,578     20,662     13,968           176,681
Management fees                                        40,000     40,000     40,000           201,615
Car maintenance                                            --     16,874     15,885            92,545
Others                                                 (4,776)    (6,647)     9,858            90,904
                                                     --------   --------   --------   ---------------
                                                     $173,384   $329,629   $188,488   $     2,170,792
Less: expenses attributed to
research and development expenses                          --         --         --          (335,862)
                                                     --------   --------   --------   ---------------
                                                     $173,384   $329,629   $188,488   $     1,834,930
                                                     ========   ========   ========   ===============

NOTE 14 - FINANCIAL EXPENSES

                                                                                      Cumulative from
                                                                                      October 1, 1993
                                                                                         (date of
                                                                                       commencement
                                                                                      of operations)
                                                         Year ended December 31       to December 31,
                                                     ------------------------------   ---------------
                                                     2 0 0 5    2 0 0 4    2 0 0 3        2 0 0 5
                                                     --------   --------   --------   ---------------
Financial expenses to banks                          $ 14,961   $134,960   $ 45,541   $       372,625
Interest to related party                                  --         --         --            42,986
Amortization of debt issuance
costs                                                      --         --         --           168,561
                                                     --------   --------   --------   ---------------
                                                     $ 14,961   $134,960   $ 45,541   $       584,172
                                                     ========   ========   ========   ===============

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - OTHER INCOME, NET

      In 2005 it consists of a supplier waived debt in the amount of $103,834. In it 2004 consists of profit from sales to a related party. In 2003 - profit from sales and consulting to a related party.

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

                                                     As of December 31
                                                 -------------------------
                                                  2 0 0 5         2 0 0 4
                                                 ---------       ---------

      Loss carry-forwards                        $ 672,514       $ 705,201
      Other temporary differences                    4,159           4,159
                                                 ---------       ---------
                                                   676,673         709,360
      Less: valuation allowance                   (676,673)        709,360
                                                 ---------       ---------
                                                 $      --       $      --
                                                 =========       =========

      The Company has provided for a valuation allowance in respect of all deferred tax benefits resulting from tax loss carry-forwards and other temporary differences, due to the uncertainty regarding the realization of such benefits.

      As of December 31, 2005, the Company and the Subsidiary had carry-forward tax losses generated in the U.S. and in Israel of approximately $700,000 and $1,150,000 respectively. The Subsidiary's carry-forward tax losses are denominated in New Israel Shekels and are linked to the Israeli consumer price index.

      C. Tax assessments

      The Company has not received final tax assessment for income tax purposes since incorporation.

      The Subsidiary has received final tax assessment up to and including the 2000 tax year.

                                VOICE DIARY INC.
                         (A DEVELOPMENT-STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RELATED PARTY TRANSACTIONS

                                                    Year ended December 31
                                               ---------------------------------
                                               2 0 0 5      2 0 0 4      2 0 0 3
                                               -------      -------      -------

Related parties
Expenses -
Purchase of materials                          $    --      $    --      $    --
                                               =======      =======      =======
Sub-contractors                                $    --      $    --      $    --
                                               =======      =======      =======
Travel expenses                                $    --      $ 2,987      $    --
                                               =======      =======      =======
Salaries and related expenses                  $    --      $    --      $    --
                                               =======      =======      =======
Management fees                                $40,000      $40,000      $40,000
                                               =======      =======      =======
Other income, net                              $    --      $ 2,329      $    --
                                               =======      =======      =======

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information concerning the Company's directors as of May 17, 2006.

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

      Mr. Tarter has been a director of the Company since May 2003. Nathan Tarter has been president and director of Nir-Or since 1982. Under this capacity Mr. Tarter engineered and managed the development of hundreds computer-embedded systems for avionics and military applications.

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

      Our audit committee is the board of directors. We have no independent financial expert in the board because we believe we are too small to need one and since we are being reviewed by independent auditors on a regular basis.

Compliance with Section 16(a) of the Exchange Act

      Under Section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of any class of our equity securities are required to file certain reports, within specified time periods, indicating their holdings of and transactions in any class of equity securities and derivative securities. Based solely on a review of any such reports provided to us and written representations from such persons regarding the necessity to file any such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

      The following summary compensation table shows the compensation paid during the last three fiscal years to the Company's chief executive officer. No executive officer received salary and bonus during the fiscal year ended December 31, 2004 in an aggregate amount which exceeded $100,000.

                           Summary Compensation Table

                                           Annual Compensation       Long Term Compensation
                                           -------------------       ----------------------
                                        Management   Other Annual          Awards
Name and Principal Position      Year     Salary     Compensation      Restricted Stock
---------------------------      ----   ----------   ------------    ----------------------
Arie Hinkis, President           2005    $40,000         0                    0
                                 2004    $40,000         0                    0
                                 2003    $15,000         0                    0

Employment and Management Agreements

      Arie Hinkis is employed by us pursuant to an employment agreement dated July 3, 2002.

Directors' Compensation

      Directors are not paid for their services as directors. We do not currently have any formal policy as to the compensation we would offer independent directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of May 17, 2006 certain information with respect to the amount and nature of beneficial ownership of the Company's Class A Common Stock and Class B Common Stock held by: (i) each person known to us to be a beneficial owner of more than 5% of the Company's outstanding Class A Stock and (ii) the directors and officers of the Company. The percentage of shares beneficially owned is based on there having been 12,022,977 shares of Class A Common Stock and 744 shares of Class B Common Stock outstanding as of May 17, 2006.

------------------------------------------------------------------------------------------------------
 Name and Address of Beneficial
            Owner (1)                     Class of Shares            Number of Shares      Percent (2)
------------------------------------------------------------------------------------------------------
Arie Hinkis, President and             Class B Common Stock                      744             100%
director
------------------------------------------------------------------------------------------------------
Arie Hinkis, President and             Class A Common Stock            1,176,986 (3)            8.92%
director
------------------------------------------------------------------------------------------------------
Nathan Tarter                          Class A common stock                  673,203             5.6%
c/o Nir-Or Israel Ltd
11 Haamal St.,
Rosh Haayein 48092
Israel
------------------------------------------------------------------------------------------------------
Ofer Yonach c/o Nir-Or Israel Ltd      Class A common stock                1,943,889           16.17%
11 Haamal St.,
Rosh Haayein 48092
Israel
------------------------------------------------------------------------------------------------------
GFC Venture Partners LP                Class A common stock                1,572,000           13.07%
c/o Andrew Thorburn
4 Mountain Laurel
Dove Canyon, CA 92679
------------------------------------------------------------------------------------------------------
Andrew Thorburn(4)                     Class A common stock                1,237,000           10.29%
4 Mountain Laurel
Dove Canyon, CA 92679
------------------------------------------------------------------------------------------------------

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

(3) After conversion of B shares.

(4) Mr. Thorburn is president of GFC, Inc., the general partner of GFC Venture Partners LP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

ITEM 13. EXHIBITS

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

                                                       VOICE DIARY INC.
                                                         (Registrant)

Dated: May 17, 2006
                                                       /s/ Arie Hinkis
                                                       ---------------
                                                         Arie Hinkis
                                           President and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and the date indicated.


Dated: May 17, 2006
                                                       /s/ Nathan Tarter
                                                       -----------------
                                                     Nathan Tarter, Director