Form 10QSB
period 2006-03-31
VOICE DIARY INC
filed 2006-05-22
CIK 1173784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 10,022,977 shares of Class A Common Stock of par value $.01, and 744 shares of Class B Common Stock of par value $0.01, as of May 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31    December 31
                                                       -----------   -----------
                                                        Unaudited
                                                       -----------   -----------
                                                          2006          2005
                                                       -----------   -----------
CURRENT ASSETS
Cash and cash equivalents                              $     1,159   $     2,766
Trade accounts receivable                                       --            --
Other receivables and prepaid expenses                       5,990         5,316
                                                       -----------   -----------
                                                       $     7,149   $     8,082
                                                       ===========   ===========

CURRENT LIABILITIES
Trade accounts payable                                      49,436        46,165
Accrued expenses                                           162,224       150,178
Other payables                                              50,353        50,353
                                                       -----------   -----------
                                                           262,013       246,696
                                                       -----------   -----------

SHAREHOLDERS' DEFICIENCY
Share capital:
----------------------------------------------------
  Shares of Class A Common Stock $0.01 par value
  Authorized - 20,000,000 shares. Issued  and
  Outstanding - 10,022,977.                                120,229       120,229
  Shares of Class B Common Stock $ 0.01 par value
  (Authorized - 8,344 shares, Issued and
  Outstanding - 744 shares)                                      7             7
Additional paid-in capital                               2,724,551     2,724,551
Subscription receivable                                    (10,000)      (10,000)
Deficit accumulated during the development stage        (3,089,651)   (3,073,401)
                                                       -----------   -----------
                                                          (254,864)     (238,614)
                                                       -----------   -----------
                                                       -----------   -----------
                                                            $7,149        $8,082
                                                       ===========   ===========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                                                                     Cumulative from
                                                                     October 1, 1993
                                                                         (date of
                                                                     commencement of
                                       Three months ended             operations) to
                                             March 31                    March 31
                                    2006               2005                2006
                               ---------------    ---------------    ---------------
Revenues                       $            --    $            --            726,396

Cost of revenues                            --                 --            635,929
                               ---------------    ---------------    ---------------
Gross profit (loss)                         --                 --             90,467

Operating costs and expenses

Research and development                    --                 --          1,125,553
  expenses

Marketing, general and
  administrative expenses*              13,271             23,007          1,848,201
                               ---------------    ---------------    ---------------
 Operating loss                        (13,271)           (23,007)        (2,883,287)

 Financial expenses                      2,979             16,153            556,989
 (income), net

 Other income, net                          --                 --            350,625
                               ---------------    ---------------    ---------------
 Net loss for the period       $       (16,250)   $       (39,160)   $    (3,089,651)
                               ===============    ===============    ===============
 Loss per share:
 Basic and diluted             $            --    $            --
                               ===============    ===============
Weighted average number
  of shares used in
  computing basic and
  diluted loss per share            12,022,977         10,022,977
                               ===============    ===============

 *Including non cash
 compensation

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Cumulative
                                                                                     from October 1,
                                                                                     1993 (date of
                                                                                      commencement
                                                      Three months ended             of operations)
                                                           March 31                   to March 31
                                            ------------------------------------    ----------------
                                                  2006                2005                2006
                                            ----------------    ----------------    ----------------
CASH FLOWS -  OPERATING ACTIVITIES
Net loss for the period                     $        (16,250)   $        (39,160)   $     (3,089,651)
Adjustments to reconcile net loss to net
cash used in operating activities
(Appendix A)                                          14,643               5,120             984,917
                                            ----------------    ----------------    ----------------
Net cash used in operating activities                 (1,607)            (34,040)         (2,104,734)
                                            ----------------    ----------------    ----------------

CASH FLOWS - INVESTING ACTIVITIES
Purchase of fixed assets                                  --                  --            (156,239)
Proceeds from sale of fixed assets                        --                  --               5,573
                                            ----------------    ----------------    ----------------
Net cash used in investing activities                     --                  --            (150,666)
                                            ----------------    ----------------    ----------------

CASH FLOWS - FINANCING ACTIVITIES
Repayment of long-term loans                              --                  --             210,858
Proceeds from long-term loans                             --                  --            (114,397)
Short-term bank credit, net                               --              17,774             121,228
Short-term loans from related party                       --                  --             749,289
Bridge loan, net                                          --                  --               8,619
Issuance of shares and options                            --                  --           1,280,962
                                            ----------------    ----------------    ----------------
Net cash provided by financing activities                 --              17,774           2,256,559
                                            ----------------    ----------------    ----------------
Increase (decrease) in cash and cash
 equivalents                                          (1,607)            (16,266)              1,159

Cash and cash equivalents - beginning of
 period                                                2,766              18,755                  --
                                            ----------------    ----------------    ----------------
Cash and cash equivalents - end of period   $          1,159    $          2,489               1,159
                                            ================    ================    ================

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                         (A DEVELOPMENT - STAGE COMPANY)
        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Cumulative from
                                                                                          October 1, 1993
                                                                                             (date of
                                                                                          commencement of
                                                           Three months ended              operations) to
                                                                 March 31                     March 31
                                                     ---------------------------------    ---------------
                                                           2006              2005               2006
                                                     ---------------   ---------------    ---------------
  Appendix A - Adjustments to reconcile loss to net
  cash from operating activities

Income and expense items not involving cash flows:
 Depreciation and amortization                       $            --   $            --            132,278
 Interest and exchange-rate loss                                  --                --              6,772
 Liabilities for severance pay                                    --                --                 --
 Gain on sale of fixed assets                                     --                --             18,388
 Waiver of management fees                                        --                --             58,333
 Waiver of supplier debt                                          --                --           (103,834)
 Non-cash compensation expenses                                   --             5,657            744,826
 Settlement and waiver of short term loan                         --                --           (231,703)
                                                     ---------------   ---------------    ---------------
                                                                  --             5,657            625,060
                                                     ---------------   ---------------    ---------------
 Changes in operating assets and
  liabilities:
 Decrease (increase) in trade accounts
  receivable                                                      --                20                 --
 Decrease (increase) in receivables and
  other current assets                                          (674)            1,198             (5,990)
 Increase (decrease) in inventories                               --                --                 --
 Increase (decrease) in trade accounts
  payable                                                      3,271            (5,330)            49,436
 Increase (decrease) in payables and other
  current liabilities                                         12,046             3,575            316,411
                                                     ---------------   ---------------    ---------------
                                                              14,643              (537)           359,857
                                                     ---------------   ---------------    ---------------
                                                     $        14,643   $         5,120    $       984,917
                                                     ===============   ===============    ===============
 Appendix B -
 Non cash transactions
 Waiver of loan by principal shareholder
  in exchange for rights to royalties                $            --   $            --    $       649,289
                                                     ===============   ===============    ===============
 Waiver of management fees by CEO and
  shareholder                                        $--               $            --    $        33,333
                                                     ===============   ===============    ===============
 Conversion of loan from related party
  into share capital                                 $--               $            --    $       101,377
                                                     ===============   ===============    ===============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
 Interest                                            $--               $            --    $       150,309
                                                     ===============   ===============    ===============

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
-----------------------------

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

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these interim consolidated financial statements do not include all of the information required by GAAP for complete financial statements. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These un-audited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - GOING CONCERN
----------------------

      The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of March 31, 2006 of $3,259,753, working capital deficit as of March 31, 2006 of $607,143 and accumulated negative cash flow used in operating activity of $2,044,583 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002 the Company's operations have been carried out with a significantly reduced staff and presently the President of the Company is its only employee.

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

                                VOICE DIARY INC.
                          (A DEVELOPMENT-STAGE COMPANY)
       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TEMPORARY SUSPENSION OF SUBSIDIARY'S OPERATIONS
--------------------------------------------------------

      Since August 2004 we suspended the operations of VDL until new research and development plan is devised and the proper financing is secured. Plans considered since were not materialized

NOTE 4 - STOCK OPTION PLAN
--------------------------

      A summary of the status of the Company's stock options as of March 31, 2006, and December 31, 2005, and of changes during the periods then ended, is presented below:

                                          March 31    December 31      Exercise
                                        -----------   -----------    -----------
                                            2006          2005          Price
                                        -----------   -----------    -----------
Outstanding at beginning of period               --            --            $--

Granted during period                            --     1,000,000    $      0.01

Exercised during period                          --    (1,000,000)   $      0.01
                                        -----------   -----------    -----------

Outstanding at end of period                     --            --             --
                                        ===========   ===========
Weighted average fair value of
options granted during the period                --   $      0.01
                                        ===========   ===========

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

CRITICAL ACCOUNTING POLICIES

Stock-based compensation
------------------------

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


Development stage enterprise
----------------------------

      The Company is in the development stage and has not generated significant revenues.


Going concern issue
-------------------

      The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit as of March 31, 2006 of $3,259,753, a working capital deficit as of March 31, 2006 of $607,143, accumulated negative cash flow used in operating activity of $2,044,583 and the court ordered collection proceedings against VDL for non-payment of its loan amounting to approximately $268,000 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002, the company's operations were carried out with a significantly reduced staff. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise new funding, to devise and execute a strategy and, ultimately, to attain profitable operation adequate to support the Company's expense structure. All these goals depend on future events. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Three Months Ended March 31, 2006 Compared to Three Months ended March 31, 2005
-------------------------------------------------------------------------------
      We had no revenues in the quarter: the sales of the IMP halted as VDL ran out of stock and we decided to discontinue the IMP and wait for our next generation product before we launch a new marketing effort.

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

      Our financial expenses increased in the three months ended March 31, 2006, to $16,153, compared to financial income in the compared period. The expense was mainly due to interest and penalties set on VDL for debt that is the subject of Enforcement of Judgment proceedings.

      We had no other income in the presented quarter; in the compared period our other income came from sales of computer boards to a related party.

      Our loss in the first quarter of 2006 was $39,160 compared to a loss of $19,027 in the same period of 2005. The increase in loss in the recent period was mainly a result of the increase in our financial expenses.

Liquidity
---------

      We have no financial resources to continue our operations. Our operating budget is about $12,000 a month. To continue operations we must raise money immediately and we intend to do so either through short term borrowings or private placements. We expect to be able to raise the necessary funds in the next quarter.

      Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. As stated in the financial statements included in this annual report, our recurring losses from operations, negative working capital, shareholders' deficiency and negative cash flows raise substantial doubt about our ability to continue as a going concern. We had a deficit in working capital of $247,662 as of March 31, 2006.

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

      (b) Reports on Form 8-K
            Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2006.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VOICE DIARY INC.
                                                (Registrant)

Dated: May 22, 2006
                                                  /s/ Arie Hinkis
                                                  -----------------------------
                                                      Arie Hinkis
                                                      President and
                                                      Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and the date indicated.

Dated:  May 22, 2006
                                                  /s/ Nathan Tarter
                                                  -----------------------------
                                                      Nathan Tarter, Director