Form 10QSB
period 2006-06-30
VOICE DIARY INC
filed 2006-08-15
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 12,022,977 shares of Class A Common Stock of par value $.01, and 744 shares of Class B Common Stock of par value $0.01, as of July 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VOICE DIARY INC. (A DEVELOPMENT - STAGE COMPANY) UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	Unaudited
	2 0 0 6	2 0 0 5
CURRENT ASSETS
Cash and cash equivalents	$6,637	$2,766
Trade accounts receivable	--	--
Other receivables and prepaid expenses	6,280	5,316
	$12,917	$8,082

CURRENT LIABILITIES
Trade accounts payable	38,718	46,165
Accrued expenses	157,939	150,178
Other payables	50,829	50,353
	247,486	246,696

SHAREHOLDERS’ DEFICIENCY
Share capital: Shares of Class A Common Stock $0.01 par value Authorized - 20,000,000 shares. Issued and Outstanding - 12,022,977.	120,229	120,229
Shares of Class B Common Stock $ 0.01 par value (Authorized - 8,344 shares, Issued and Outstanding - 744 shares)	7	7
Additional paid-in capital	2,724,551	2,724,551
Subscription receivable	0	(10,000)
Deficit accumulated during the development stage	(3,079,356)	(3,073,401)
	(234,569)	(238,614)

	$12,917	$8,082

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

VOICE DIARY INC. (A DEVELOPMENT - STAGE COMPANY) UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

					Cumulative from
					October 1, 1993
					(date of
					commencement
	Three months ended		Six months ended		of operations)
	June 30		June 30		to June 30
	2 0 0 6	2 0 0 5	2 0 0 6	2 0 0 5	2 0 0 6

Revenues	$--	$--	$--	$--	$726,396

Cost of revenues	--	--	--	--	635,929

Gross profit (loss)	--	--	--	--	90,467

Operating costs and expenses

Research and development expenses	--	--	--	--	1,125,553

Marketing, general and
administrative expenses*	16,239	70,268	29,510	93,275	1,864,440

Operating loss	(16,239)	(70,268)	(29,510)	(93,275)	(2,899,526)

Financial income (expenses), net	26,534	11,146	23,555	(5,007)	(530,455)

Gain from settlement of bank loan	--	223,084	--	223,084	223,084

Other income, net	--	--	--	--	127,541

Net earnings (loss) for the period	$10,295	$163,962	$(5.955)	$124,802	$(3,079,356)

Net earnings (loss) per share:
Basic and diluted	$0.00	$0.02	$0.00	$0.01

Weighted average number of shares used in computing
basic and diluted earnings
(loss) per share	12,022,977	10,022,977	12,022,977	10,022,977

*Including non cash compensation		$44,800		$50,457

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

VOICE DIARY INC. (A DEVELOPMENT - STAGE COMPANY) UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			October 1, 1993
			(date of
			commencement
	Six months ended		of operations)
	June 30		to June 30
	2 0 0 6	2 0 0 5	2 0 0 6

CASH FLOWS - OPERATING ACTIVITIES
Net earnings (loss) for the period	$(5,955)	$124,802	$(3,079,356)
Adjustments to reconcile net (earnings) loss
to net cash used in operating activities (Appendix A)	9,826	(175,171)	980,099
Net cash used in operating activities	3,870	(50,369)	(2,099,257)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from sale of fixed assets	--	--	5,573
Purchase of fixed assets	--	--	(156,239)
Net cash provided by (used in) investing activities	--	--	(150,666)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from long-term loans	--	--	210,858
Repayment of long-term loans	--	--	(114,397)
Short-term bank credit, net	--	(27,226)	121,228
Short-term loans from Related Party	--	64,000	749,289
Bridge loan, net	--	--	8,619
Issuance of shares	--	--	1,280,962
Net cash provided by (used in) financing activities	--	36,774	2,256,559

Increase (decrease) in cash and cash equivalents	3,870	(13,595)	6,636

Cash and cash equivalents - beginning of period	2,766	18,755	--
Cash and cash equivalents - end of period	$6,636	$5,160	$6,636

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

VOICE DIARY INC. (A DEVELOPMENT - STAGE COMPANY) UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30		Cumulative from October 1, 1993 (date of commencement of operations) to June 30

	2 0 0 6	2 0 0 5	2 0 0 6
Appendix A - Adjustments to reconcile loss to net cash from operating activities

Income and expense items not involving cash flows:

Depreciation and amortization	$--	$--	132,278
Interest and exchange-rate (gain) loss	--	--	6,772
Liabilities for severance pay	--	--	--
Gain on sale of fixed assets	--	--	18,388
Waiver of management fees	--	--	58,333
Waiver of suppliers debt	--	--	(103,834)
Non-cash compensation expenses	10,000	50,457	754,826
Settlement and waiver of short term loan	--	(231,703)	(231,703)
	10,000	(181,246)	635,060

Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	--	20	--
Decrease (increase) in receivables and other current assets	(964)	1,996	(6,280)
Increase in inventories	--	--	--
Increase (decrease) in trade accounts payable	(7,447)	(346)	38,718
Increase (decrease) in payables and other current liabilities	8,237	4,405	312,602
	(174)	6,075	345,040

	$9,826	$(175,171)	$980,100
Appendix B - Non cash transactions
Waiver of loan by principal
shareholder in exchange for
rights to royalties	$--	$--	$649,289

Waiver of management fees
by CEO and shareholder	$--	$--	$33,333

Subscription receivables	$--	$6,400	$--

Waiver of subscription receivables	$10,000	$--	$--
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$--	$--	$150,309

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

VOICE DIARY INC.
(A DEVELOPMENT-STAGE COMPANY)
UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -BASIS OF PRESENTATION

    Voice Diary Inc. (“the Company”) was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“the Subsidiary”), through an exchange of shares of the Company with former shareholders of the Subsidiary. Under generally accepted accounting principles, the transaction was accounted for as reorganization under common control and accordingly, the unaudited condensed consolidated financial statements represent the consolidated financial position, operating results and cash flows of the Company and the Subsidiary for all periods from inception of the subsidiary. The Subsidiary began its operations in October 1, 1993 and has been in the development stage since then.

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these interim consolidated financial statements do not include all of the information required by GAAP for complete financial statements. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These un-audited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 -  GOING CONCERN

    The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's accumulated deficit as of June 30, 2006 of $3,259,753, working capital deficit as of June 30, 2006 of $607,143 and accumulated negative cash flow used in operating activity of $2,044,583 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002 the Company's operations have been carried out with a significantly reduced staff and presently the President of the Company is its only employee.

    The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise new funding, to devise and execute a strategy and, ultimately, to attain profitable operation adequate to support the Company’s expense structure. All these goals depend on future events.

VOICE DIARY INC.
(A DEVELOPMENT-STAGE COMPANY)
UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  TEMPORARY SUSPENSION OF SUBSIDIARY'S OPERATIONS

    Since August 2004 we suspended the operations of VDL until new research and development plan is devised and the proper financing is secured. Plans considered since were not materialized

NOTE 4 - STOCK OPTION PLAN

    A summary of the status of the Company's stock options as of June 30, 2006, and December 31, 2005, and of changes during the periods then ended, is presented below:

	June 30	December 31	Exercise
	2006	2005	Price
Outstanding at beginning of period	--	--	$ --
Granted during period	--	1,000,000	$0.01
Exercised during period	--	(1,000,000)	$0.01
Outstanding at end of period	--	--	--
Weighted average fair value of options granted during the period	--	$0.01

Item 2. Management's Discussion and Analysis

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver the CardioGSM to Natali Ltd. on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies that provide emergency homecare products to cardiac patients; 3) our ability to continue to develop and market products to the blind and visually impaired; 4) our ability to raise sufficient capital in order to effectuate our business plan; and 5) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

Stock-based compensation

Employee stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the FASB interpretations thereof. Pursuant to those accounting pronouncements, compensation is recorded for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Due to the terms of the grants, the fair value of the compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" approximates the values computed in accordance with APB No. 25. Stock-based compensation to non-employees is accounted for in accordance with SFAS No. 123.

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

Going concern issue

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit as of June 30, 2006 of $3,259,753, a working capital deficit as of June 30, 2006 of $607,143, accumulated negative cash flow used in operating activity of $2,044,583 raise substantial doubt about its ability to continue as a going concern. In addition, since the second half of 2002, the company's operations were carried out with a significantly reduced staff. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise new funding, to devise and execute a strategy and, ultimately, to attain profitable operation adequate to support the Company’s expense structure. All these goals depend on future events. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DESCRIPTION OF BUSINESS

GENERAL

We were incorporated in Delaware on February 26, 2002. In June and July 2002 we acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through a purchase of shares from the former controlling stockholder of VDL and an exchange of shares of our Company with former stockholders of VDL.

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

Since August 2004 we suspended the operations of VDL until new research and development plan is devised and the proper financing is secured. Plans considered since were not materialized.

PLAN OF EXCHANGE

    As of June 13, 2006, we entered into a Plan of Exchange (the “Agreement”) with Sui Ning Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa”), the shareholders of Yin Fa (the “Yin Fa Shareholders”) and our majority shareholders.

    Pursuant to the terms of the Agreement, The transaction will not immediately close but shall be conditioned upon: (1) settling the liabilities of VDYI, (2) 7,977,023 (pre-split) new shares of Class A Common Stock and 2,000 new shares of Class B Common Stock are deposited into the account of Escrow Agent via hand delivery by Mr. Hinkis in exchange for a payment of $264,000 in cash , (3) 1,305,000 (pre-split) shares of Class A Common Stock are deposited into the account of Escrow Agent via hand delivery by Mr. Hinkis in exchange for a payment of $136,000 in cash, and (4) the issuance of the new 30,000,000 (post-split) investment shares of our Class A Common Stock to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa, which should take no longer than 60 days (5) vending out the VDYI subsidiary after closing, and (6) retiring to the treasury the 744 shares of Class B Common Stock owned Mr. Hinkis at Closing against payment of $74,000 and settlement of all unpaid salaries and severance pay to Mr. Hinkis in the amount of $100,000, both amounts will be taken from the payment made to VDYI for the issued shares. Upon completion of the exchange, Yin Fa will become our wholly-owned subsidiary.

    Upon the delivery of the 7,977,023 (pre-split) new shares of Class A Common Stock, 2,000 new shares of Class B Common Stock and the 1,305,000 (pre-split) shares of Class A Common Stock to Yin Fa Shareholders, Yin Fa Shareholders will control us, holding approximately 57.6% of our then issued and outstanding shares. Furthermore, Arie Hinkis, our President and Director, anticipates appointing new directors who are designees of Yin Fa to the Board of Directors and then will resign.

    It is important to note that in connection with the Plan of Exchange, we will increase its authorized capital to facilitate the issuance of the new 30,000,000 (post-split) investment shares of our Class A Common Stock to the Yin Fa shareholders. The Majority Shareholder had no pre-existing material relationship of any kind with Yin Fa or its shareholders prior to the herein described agreement.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Three Months Ended June 30, 2006 Compared to Three Months ended June 30, 2005

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

Our financial expenses increased in the three months ended June 30, 2006, to $16,153, compared to financial income in the compared period. The expense was mainly due to interest and penalties set on VDL for debt that is the subject of Enforcement of Judgment proceedings.

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

Ultimately, our ability to continue as a going concern will depend upon our ability to achieve and maintain profitability in the sale of our products. As stated in the financial statements included in this annual report, our recurring losses from operations, negative working capital, shareholders’ deficiency and negative cash flows raise substantial doubt about our ability to continue as a going concern. We had a deficit in working capital of $247,662 as of June 30, 2006.

Item 3. Controls and Procedures

As required by United States Securities and Exchange Commission (“SEC”) rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our principal executive and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2006.

June 14, 2006 Entry Into A Material Definitive Agreement (Plan of exchange with Yin Fa)

August 10, 2006 CHANGE IN REGISTRANT’S CERTIFYING ACCOUNTANT

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE DIARY INC.
(Registrant)

Dated: August 15, 2006

/s/ Arie Hinkis
Arie Hinkis
President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and the date indicated.

Dated: August 15, 2006

/s/ Nathan Tarter
Nathan Tarter
Director