Form 10QSB
period 2006-09-30
VOICE DIARY INC
filed 2006-11-21
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 2006

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________ to __________

Commission file number 000-50029

VOICE DIARY INC.
(Exact name of small business issuer as specified in its charter)

Delaware	73-1629948
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

343 Sui Zhou Zhong Road
Sui Ning, Si Chuan Province, P.R.China

(954) 424-2345
(Issuer's telephone number, including area code)

Copies to:
Greentree Financial Group, Inc.
7951 SW 6th Street, Suite 216
Plantation, FL 33324
(954) 424-2345 Tel
(954) 424-2230 Fax

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 335,000,000 shares of Class A Common Stock of par value $.01, and 2,000 shares of Class B Common Stock of par value $0.01, as of November 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Voice Diary, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
As of September 30, 2006
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$150,161
Accounts receivable	783,974
Inventory	8,677
Other	38
Total current assets	942,851

Fixed Assets
Property, plant, and equipments	578,857
Accumulated depreciation	(45,914)
Total fixed assets	532,944
Total assets	$1,475,795

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$145,923
Short-term loan	12,640
Taxes payable	35,700
Note payable - current portion	349,961
Total current liabilities	544,224

Long-term liabilities
Note payable	$361,491

Total liabilities	$905,715

Shareholders' equity
Class A Common stock (par $.01, 20,000,000 authorized,
20,000,000 shares issued and outstanding)	$200,000
Class B Common stock (par $.01, 8,344 authorized,
2,000 shares issued and outstanding)	20
Paid in capital	3,287,858
Accumulated other comprehensive income	13,955
Retained deficit	(2,931,753)
Total equity	570,080
Total liabilities and equity	$1,475,795

The accompanying notes are an integral part of these financial statements

Voice Diary, Inc. and Subsidiary
Condensed Consolidated Statements of Operations and
Comprehensive Income
For the three and nine months ended September 30, 2006 and 2005
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues
Sales	$393,514	$754	$609,229	$745
Cost of sales	292,141	178	431,014	250
Gross profits	101,374	576	178,215	495

Operating expenses
Selling, general and administrative	167,349	498	259,026	492

Operating income (loss)	(65,975)	78	(80,811)	3

Other income (expenses)
Financial income, net	-	-	23,555	-
Interest (expenses)	(1,724)	(5,206)	(20,234)	(10,046)
Other income	721	95	1,538	(845)
Total other income (loss)	(1,003)	(5,111)	4,858	(10,891)

Income (loss) before provision for taxes	(66,978)	(5,033)	(75,953)	(10,888)

Provision for taxes	19,364	-	11,185	-

Net income (loss) from continued operations	$(86,343)	$(5,033)	$(87,138)	$(10,888)

Income from discontinued operations	148,461	-	148,461	-

Net income (loss)	62,118	(5,033)	61,323	(10,888)

Other comprehensive income (loss)
Foreign currency translation income (loss)	-	-	13,955	3,648
.		.	.	.
Comprehensive income (loss)	62,118	(5,033)	75,278	(7,240)

Weighted average number of common
shares outstanding - basic	19,113,664	10,949,064	14,386,539	10,256,402

Net loss per common share - basic and diluted	**	**	**	**

** Less than $.01

The accompanying notes are an integral part of the financial statements

Voice Diary, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$61,323	$(10,888)
Adjustments to reconcile net loss to net
cash used in operating activities:
Non-cash adjustment for retained earnings due to reverse merger	80,325	-
Depreciation	45,914	19,888
Waiver of subscription receivable	10,000	-
Changes in assets and liabilities
Accounts receivables	(778,658)	(656)
Inventory	(8,677)	13,569
Other assets	(38)	442,636
Accounts payabe	(100,775)	197,422
Taxes payable	35,700	(1,961)

NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(654,886)	660,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipments	(578,857)	(691,814)
Investment in subsidiary	453,091	-

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	(125,766)	(691,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	12,640	-
Proceeds from notes payable	711,452	(5,687)
Proceeds from retirement of common stock	(74,000)	-
Proceeds from the issuance of common stock	264,000	-

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	914,092	(5,687)

Foreign currency translation adjustment	13,955	3,648

NET CHANGE IN CASH AND CASH EQUIVALENTS	147,395	(33,843)

CASH AND CASH EQUIVALENTS:
Beginning of period	2,766	44,556

End of period	$150,161	$10,713

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,850	$-
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible notes payable and accrued interest	$-	$-
payable in exchange for stock
Conversion of notes payable and accrued interest payable in exchange for stock	$-	$-

The accompanying notes are an integral part of the financial statements

VOICE DIARY INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these interim consolidated financial statements do not include all of the information required by GAAP for complete financial statements. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 -BUSINESS ORGANIZATION

    Voice Diary Inc. (“the Company” or "VDYI") was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of shares of the Company with former shareholders of the Subsidiary. VDL was disposed on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, the former president of the Company.

On June 13, 2006, VDYI (acquiree) executed a Plan of Exchange with Sui Ning Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa” or "acquirer"), the shareholders of Yin Fa (the “Yin Fa Shareholders”) and the Majority Shareholder of the YDYI, pursuant to which six simultaneous transactions were consummated at closing, as follows: (1) settling the liabilities of VDYI, (2) 7,977,023 (pre-split) new shares of Class A Common Stock and 2,000 new shares of Class B Common Stock are deposited into the account of Escrow Agent via hand delivery by Mr. Hinkis in exchange for a payment of $264,000 in cash , (3) 1,305,000 (pre-split) shares of Class A Common Stock are deposited into the account of Escrow Agent via hand delivery by Mr. Hinkis in exchange for a payment of $136,000 in cash, and (4) the issuance of the new 30,000,000 (post-split) investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa, which should take no longer than 60 days (5) vending out the VDYI subsidiary after closing, and (6) retiring to the treasury the 744 shares of Class B Common Stock owned Mr. Hinkis at Closing against payment of $74,000 and settlement of all unpaid salaries and severance pay to Mr. Hinkis in the amount of $100,000, both amounts will be taken from the payment made to VDYI for the issued shares. On August 22, 2006, VDYI consummated the Plan of Exchange with Yin Fa. As a result of the Plan of Exchange, Yin Fa will become a wholly-owned subsidiary of VDYI. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Accordingly, the consolidated financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

    Yin Fa was incorporated on April 24, 2001 in China as a Chinese pharmaceutical company focused on developing and commercializing Dahurian Angelica Root, one of the more popular traditional Chinese medicines. The Company business plan includes distributing the Dahurian Angelica Root and its related products to fulfill a large market for the treatment of pain, swelling and pustule.

VDYI and its wholly owned subsidiary Yin Fa are hereafter referred to as (the “Company”).

NOTE 3 -NOTES PAYABLE—CURRENT AND LONG-TERM

Notes payable at September 30, 2006 consist of the following:

Secured note payable to an unrelated party.
Bearing 2.4% interest, original amount $397,783.00
Due October 31, 2006	$349,961

Secured note payable to a related party
Bearing 6.3% interest, Due December 31, 2008	361,491 *

Total	$711,452

** Future payments on note due as follow:

Before December 31, 2007	$180,746.
Before December 31, 2008	180,745

Total	$361,491

NOTE 4 -COMMITMENTS

    The Company leases its warehouse for approximately $1,478 per year. This lease expires March 14, 2007.

Future annual lease payments are as follows:

March 15, 2005 to March 14, 2006           $ 1,478
March 15, 2006 to March 14, 2007              1,478
                                       Total               $ 2,956
                                                              =====

NOTE 5 -COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit. For the nine months ended September 30, 2006 and 2005, total comprehensive income was $13,955 and $3,648, respectively.

NOTE 6 -INCOME TAXES

    The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates. The corporate income taxes accrued as of September 30, 2006 were $11,185.

NOTE 7 -STOCK OPTION PLAN

    A summary of the status of the Company's stock options as of September 30, 2006, and December 31, 2005, and of changes during the periods then ended, is presented below:

	June 30	December 31	Exercise
	2006	2005	Price
Outstanding at beginning of period	--	--	$--
Granted during period	--	1,000,000	$0.01
Exercised during period	--	(1,000,000)	$0.01
Outstanding at end of period	--	--	--
Weighted average fair value of options granted during the period	--	$0.01

NOTE 8 -EQUITY TRANSACTION

    On July 10, 2006, the Company issued 7,977,023 new shares of Class A Common Stock and 2,000 new shares of Class B Common Stock in exchange for a payment of $264,000 in cash, in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

    On August 22, 2006, Arie Hinkis, the former president of the Company, returned 744 shares of Class B Common Stock against payment of $74,000 and settlement of all unpaid salaries and severance pay to Mr. Hinkis in the amount of $100,000, both amounts will be taken from the payment made to VDYI for the aforesaid issued shares.

NOTE 9 -SUBSEQUENT EVENT

    On November 10, 2006, the Company issued 333,000,000 new shares of Class A Common Stock (the effect of 30,000,000 shares after consideration of the proposed 11.1:1 reverse split), to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa, pursuant to the Plan of Exchange, dated June 13, 2006.

    A preliminary Schedule 14C information statement was filed with the Securities and Exchange Commission to disclose a proposed 1 for 11.1 reverse stock split. We expect a definitive Schedule 14C to be filed with the Securities and Exchange Commission and mailed to our shareholders during the fourth quarter 2006.

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

Revenue recognition

Revenue is recognized at the time the product is delivered and title has passed to the customer. Cash discounts are recognized as an expense in the period in which it actually occurs. Sales allowances are recorded as a reduction of revenue in the period in which they occur. Revenue is presented net of returns.

Inventory

Inventory includes raw material, package material, low-value consumables and merchandise. The Company adopts perpetual inventory system and inventories are recorded at actual cost. Raw material, package material and merchandise are priced at cost upon acquisition, and at weighted average method upon issuance and shipment. Low-value consumables are amortized at 50% of the amount upon application and amortized an additional 50% upon obsolescence.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation and impairment. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plant, and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property, plant, and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in the statement of operations.

Depreciation is calculated to write-off the cost or basis of the property, plant, and equipment over their estimated useful lives for the date on which they become fully operational and after taking into account their estimated residual values (salvage value), using the straight-line method, at the following rates per year:

Equipment Straight-line for 5 to 20 years with a 3% salvage value
Building Straight-line for 20 years with a 5% salvage value

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

The Company recognizes an impairment loss on property, plant, and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

DESCRIPTION OF BUSINESS

GENERAL

Voice Diary Inc. (“the Company” or "VDYI") was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of shares of the Company with former shareholders of the Subsidiary. VDL was disposed on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, the former president of the Company.

On June 13, 2006, VDYI (acquiree) executed a Plan of Exchange with Yin Fa (acquirer), the shareholders of Yin Fa and the Majority Shareholder of the YDYI, pursuant to which VDYI issued the new 30,000,000 (post-split) investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa. As a result, Yin Fa became a wholly-owned subsidiary of VDYI. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

    Since the completion of the Plan of Exchange, the Company has continued operations of Yin Fa. Yin Fa is a Chinese pharmaceutical company focused on developing and commercializing Dahurian Angelica Root, one of the more popular traditional Chinese medicines. The Company business plan includes distributing the Dahurian Angelica Root and its related products to fulfill a large market for the treatment of pain, swelling and pustule. Dahurian Angelica Root ("DAR") is a popular herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in Sichuan Province is the major planting area for DAR due to local climates and soil. Both output and quality of DAR in this area are at the top of the country. In May 2005, the Company started the process of applying for the authentication of GAP (Good Agricultural Practice of Medical Plants and Animals) for DAR. The Company documented the standards for DAR in pursuant to the guidelines established by European GAP. Such standards cover environment quality, seed quality, minimum pesticides, and fertilizer standards. The proposed standards were passed by the inspection of the Chinese State Food and Drug Administration (SFDA). The project involves approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of outsourcing fields, which were approved by SFDA in February. Since many of the standards for DAR listed on the authentication were established by the Company, the Company believes it will aid in a competitive advantage in the marketplace.

    Currently, the DAR related products include the Bai Ling Capsule, Yi Shen Capsule, DAR slices and DAR scent bag, which have been certified by SFDA and are being sold into the market via regional distributors throughout China. The Company will continue to explore the application for DAR in a range of foods, medicines and cosmetics.
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Revenues

    Gross revenues were $393,514 and $609,229 for the three months and nine months ended September 30, 2006, respectively, compared to gross revenues of $754 and $745 for the three months and nine months ended September 30, 2005. The sales revenues were due primarily to sales of DAR. The Company recognized revenue at the time the product was delivered and title had passed to the customer. Cash discounts were recognized as an expense in the period in which it actually occurred. Sales allowances were recorded as a reduction of revenue in the period in which they occurred. Revenue was presented net of returns. The Company’s sales arrangements were not subject to warranty. The Company did not record any product returns for the three-month and nine-month periods ended September 30, 2006. The Company had minimal sales revenue in 2005 due to the process of GAP authentication. The Company expects sales to increase during 2006 as the Company moves toward developing its business plan.

Income / Loss

    The Company had net income of $62,118 and $61,323 for the three months and nine months ended September 30, 2006, respectively, due primarily to the debt forgiveness from the disposal of the subsidiary in the third quarter of 2006. The Company had net loss from continuing operations of $86,343 and $87,138 for the three-month and nine-month periods ended September 30, 2006, respectively, primarily attributable to the high cost of goods sold resulting from initial production of our products. The net losses for the three months and nine months ended September 30, 2005 were $5,033 and $10,888, respectively.

    The Company expects to incur losses from operations during fiscal year 2006. There can be no assurance that the Company will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

    Selling, general and administrative expenses for the three months and nine months ended September 30, 2006 were $167,349 and $259,026, respectively. The high operating expenses for the nine month period were due primarily to accrued expenses of $103,892 in connection with the plan of exchange with Yin Fa.

Cost of Sales

Cost of sales include expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of sales items. During the three months ended September 30, 2006, we had $292,141 in cost of sales, which was approximately 74% of sales revenues. During the nine months ended September 30, 2006, we had $431,014 in cost of sales, which was approximately 71% of sales revenues. The cost of sales as a percentage of sales was higher during these periods due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. The Company expects to lower the cost of sales by increasing the output of DAR.

Impact of Inflation

    We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

    Cash flows used in operating activities were $654,886 for the nine months ended September 30, 2006, compared to cash flows provided by operating activities were $660,010 for the nine months ended September 30, 2005. Negative cash flows from operations in 2006 were due primarily to the increase in accounts receivable by $778,658, the decrease in accounts payable by $100,775, partially offset by the net income and the increase in taxes payable in this period.

Cash flows used in investing activities were $125,766 for the nine months ended September 30, 2006, which were due primarily to the acquisition of net liabilities in connection with share exchange, and the purchase of property and equipment in the third quarter of 2006. Cash flows used in investing activities were $691,814 for the nine months ended September 30, 2005, which were attributable to the purchase of property and equipment in the period.

    Cash flows provided by financing activities were $914,092 for the nine months ended September 30, 2006, which included long-term loans of $711,452, which are secured, interest bearing and repayable over 12 months, offset by the payment of $74,000 in connection with the retirement of 744 shares of Class B Common Stock. Additionally, the Company infused $264,000 of capital contributions in connection with the Plan of Exchange.

    We have funded our cash needs for the nine months ended September 30, 2006 with a series of debt and equity transactions.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2006 and $100,000 for the two years thereafter.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our business plan.

ITEM 3. CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

    On July 10, 2006, the Company issued 7,977,023 new shares of Class A Common Stock and 2,000 new shares of Class B Common Stock in exchange for a payment of $264,000 in cash, in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

    On August 22, 2006, Arie Hinkis, the former president of the Company, returned 744 shares of Class B Common Stock against payment of $74,000 and settlement of all unpaid salaries and severance pay to Mr. Hinkis in the amount of $100,000, both amounts will be taken from the payment made to VDYI for the foresaid issued shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

    On November 10, 2006, the Company issued 333,000,000 new shares of Class A Common Stock (equivalent to 30,000,000 shares of Class A Common Stock after the effects of the proposed 11.1:1 reverse split), to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa, pursuant to the Plan of Exchange, dated June 13, 2006.

    A preliminary Schedule 14C information statement was filed with the Securities and Exchange Commission to disclose a proposed 1 for 11.1 reverse stock split. We expect a definitive Schedule 14C to be filed with the Securities and Exchange Commission and mailed to our shareholders during the fourth quarter 2006.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the third quarter of 2006

(1)
On June 14, 2006, the Company filed an 8-K report under Item 1.01, Entry into a Material Definitive Agreement reporting that the Company and Yin Fa, a corporation organized and existing under the laws of the Peoples’ Republic of China, have entered into a Plan of Exchange.

(2)	On August 10, 2006, the Company filed an 8-K report to announce the change of its certifying accountant.

(3)	On August 23, 2006, the Company filed an 8-K report to announce the appointment of President and new director of the Company.

(4)	On August 23, 2006, the Company filed an 8-K report to announce the disposal of Voice Diary Ltd, an Israeli corporation

Reports on Form 8-K filed subsequent to the end of the quarter

(5)	On September 7, 2006, the Company filed an 8-K report to announce the appointment of new officers and new directors of the Company.

(6)	On September 12, 2006, the Company filed an amendment to 8-K report to announce the change of its certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  VOICE DIARY INC.
         (Registrant)

Dated: November 20, 2006                                               /s/ Wang, Ji Guang
                                                                                      Wang, Ji Guang
                                                                                      President and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and the date indicated.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.