Form 10KSB
period 2006-12-31
VOICE DIARY INC
filed 2007-04-12
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to

Commission File Number: 000-50029

VOICE DIARY INC.
(Name of Small Business Issuer in its Charter)

Delaware	73-1629948
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

343 Sui Zhou Zhong Road
Sui Ning, Si Chuan Province, P.R. China
(Address of Principal Executive Offices)

(86825) 239-1788
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2006 were $1,038,528.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 2, 2007 (a date within the past 60 days) was approximately $20,777,115.

At April 11, 2007, the registrant had outstanding 39,301,854 shares of par value $.01 Class A Common Stock, of which approximately 39,202,104 shares were held by non-affiliates, and 2,000 shares of par value $.01 Class B Common Stock, of which none was held by non-affiliates.

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business.

General

    As used in this Annual Report, the terms "we", "us", "our," the “Registrant,” “VCDY” and the "Company" means, Voice Diary Inc., a Delaware corporation. These terms also refer to our subsidiary corporation, Sui Ning Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa”) acquired in August 2006.

    VCDY was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, we acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of our shares with former shareholders of the Subsidiary. VDL was sold on August 22, 2006 pursuant to an agreement between us, VDL and Arie Hinkis, our former president.

The Business of VDL

    VDL developed several models of a PDA for the blind and visually impaired. The latest model, the IMP, was introduced to the market in December 2001. By December 31, 2005, VDL had sold some 4,500 units of the PDA producing revenues of about $700,000.

    With the emergence of cellular telephones the feature set offered by VDL's PDAs became less than satisfactory. Thus VDL ceased production of the PDA. VDL had no product or component inventory left at the time of sale.

    From August 2004 until the sale, VCDY suspended the operations of VDL pending new research and the development of a new sales plan with proper financing. The plans that were considered never materialized.

Mergers or Acquisitions

    On June 13, 2006, VCDY (acquirer) executed a Plan of Exchange with Yin Fa (acquiree), the shareholders of Yin Fa and the then majority shareholders of the Voice Diary, Inc., pursuant to which VCDY issued 30,000,000 (post-split) new investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa. As a result, Yin Fa became a wholly-owned subsidiary of VCDY. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

    Since the completion of the Plan of Exchange, VCDY has changed its core business to pharmaceuticals and continued the operations of Yin Fa. Yin Fa is a Chinese pharmaceutical company focused on developing and commercializing Dahurian Angelica Root, a popular traditional Chinese medicine. Our business plan includes distributing Dahurian Angelica Root and its related products for the treatment of pain, swelling and pustule. Dahurian Angelica Root is a popular herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in Sichuan Province is a major planting area for DAR as a result of local climates and soil. Production output and quality of DAR in this area are considered by some to be the best in China. In May 2005, we started the process of applying for GAP (Good Agricultural Practice of Medical Plants and Animals) certification for DAR, in cooperation with Sichuan Yinfa Resource Development Group Co. Ltd., our affiliate ("Yinfa Resource"). We met the standards for DAR in accordance with the guidelines established by European GAP. Such standards cover environment quality, seed quality, minimum pesticides, and fertilizer standards. The proposed standards were adopted by the Chinese State Food and Drug Administration (SFDA). Our new GAP project involves approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of fields run by companies we have hired, all of which passed inspection by the SFDA on February 26, 2006. The GAP certificate has been issued in name of our partner Yinfa Resource. GAP certification means that our planning, quality, and manufacturing of DAR have met a high and certifiable standard.

Yin Fa was founded on April 24, 2001, with a registered capital of $125,000 (RMB 1,000,000), and total assets of $1,475,795 (net assets of $353,875 as of December 31, 2006). Yin Fa's business incorporates a self-owned production base and a network of DAR associates, farmers and R&D affiliates. We believe our business model will help facilitate the process of growing DAR, R&D, commercializing DAR, sales and marketing. VCDY's current DAR related products include the Bai Ling Capsule, Yi Shen Capsule, DAR slices and DAR scent bag, all of which have been certified by the SFDA and are being sold into the market via regional distributors throughout China. We will continue to explore the development and addition of DAR in a range of foods, medicines and cosmetics.

Market Opportunity

    We believe that traditional Chinese medicine presents a highly attractive opportunity for the following reasons.

    The trend towards organic materials. Since World War II, traditional agricultural and organic agriculture, has been broken due to the extensive application of synthetic chemicals, such as synthetic fertilizers, pesticides, herbicides, and mass-rearing techniques to agriculture. When people are enjoying the efficiency of modern agriculture, they are also hurt by the deteriorated environment. The advocacy of organic agriculture re-catches people's attention and the trend for organic materials is globalized gradually. Traditional Chinese medicine is an independent influent in medication. Different from modern chemical-intensive medication, traditional Chinese medicine consists of various natural herbs and naturalism is the essence in traditional Chinese herbal theory. The functions of herbs have been studied and applied for thousands of years in China; its miracle is disclosed to the world gradually.

    Substantial markets. In the global medication market, the revenues from herbal medication are more than $27 billions in 2005. In the European Union, the increase in the sales of herbal medication, approximately 30% annually, is faster than that of synthetic medication. Since 1978, the buying power of herbal medication has increased by approximately 70% in United Kingdom, and approximately 50% in France. In the US, the sales of herbal medication increased by more than 20% every year. (Chinese Traditional and Herbal Drugs, 1999, Vol. 30, No. 11)

    Developing traditional Chinese medicine industry. Even though Chinese herbal theory experienced thousands of years, China didn't play a key role in global herbal medication market, of which only approximately 2% was shared by China. The restriction in traditional Chinese medicine industry is due to lack of standards with respect to the qualities control of Chinese medicinal herbs. This situation has been changed since GAP was adopted by China in 2003. GAP is the abbreviation of “Good Agricultural Practice of Medicinal plants and animals” which regulates a whole set of controls at every stage of herb development from the ecological environment, germplasm and breeding, to cultivating, raising, collecting, transporting, packaging and quantitative administration. GAP is the first step to implement GMP in traditional Chinese medicine industry because it starts the qualities control from the plantation of herbs. We believe the adoption of GAP will minimize the gap between China and the world, resulting in the booming in traditional Chinese medicine industry in China.

    In China, the Traditional Chinese Medicine ("T.C.M.") industry has enjoyed a robust development. According to a 1996 statistical survey, approximately 1,059 companies of T.C.M. in China have fixed assets of RMB13.34 billion, an annual total production of RMB23.54 billion, and sales revenues of RMB23.08. The T.C.M. realizes profits of RMB1.91 billion, with taxes at RMB23.54 billion and a total export value of USD0.589 billion. (Chinese Traditional and Herbal Drugs, 1999, Vol. 30, No. 11)

    Benefit from World Trade Organization. China’s accession to the World Trade Organization (“WTO”) in 2001, following fifteen years of difficult negotiations, was a watershed event for the WTO and its members and for China. WTO membership brought with it the opportunity to take advantage of new market access opportunities and new protections now available to China under the rules-based system of the WTO. When China was a non-member of the WTO, China found that its exports were often the subject of discriminatory treatment in overseas markets. In addition, as a country with planned economy to one with marketing economy, China often saw its exporting enterprises were subjected to anti-dumping acts. All will be changed under the protection of WTO. On the other hand, the accession to WTO also would bring with it the necessity of a large number of reforms in Chinese economic policies, many of which would require adapting the perspective of Chinese business establishments. The employment of GAP in traditional Chinese medicine is one of the policies to comply with WTO. With GAP certification, we believe global market access will be open to traditional Chinese medicine.

    Growing need for traditional Chinese medicine.  Social and demographic factors are contributing to the growth in the traditional Chinese medicine market and the need for new, natural therapies. The aging population of the world is more likely to have suppressed immune systems and will require treatments that are effective against increasingly resistant strains of bacteria. In addition, the pharmaceutical industry continues to develop therapeutics, such as cancer chemotherapy, that weakens the immune system as a side effect of the primary therapy. Traditional Chinese medicine is the supplement for chemical-intensive treatments due to its natural features and functions in strengthening the immune system. Traditional Chinese medicine covers thousands of herbs, the functions of which are still waiting for a deep disclosure. As a result, we believe there is a strong demand for traditional Chinese medicine that are more potent, more effective against resistant strains and that cause fewer side effects.

Limitations of standard treatment regimens.  In addition to the increased side effects of chemical-intensive treatments, we believe that standard chemical-intensive treatment regimens have several other limitations, including multiple daily dosage requirements, lengthy treatment periods, limited effectiveness and severe side effects, all of which decrease patient compliance and ultimately, therapeutic efficacy.

Our Proprietary DAR products certified by GAP

    A GAP certificate means that the planning, quality and manufacturing of DAR meet a high and certifiable standard, which a quality assurance for the raw herb. GAP regulates a whole set of controls at every stage of herb development from the ecological environment, germplasm and breeding, to the cultivating, raising, collection, transporting, packaging and quantitative administration. The raw herb material is formed through different growing and production stages. Different germplasm, ecological environment, culture technology, and different harvesting times and processing methods can all influence the herbs output and quality. So it is easy to see that there are quite a lot of risks when buying herbs from different sources in the market. In the open market, herbs in the same genus, but not the same species are often confused and mixed together with the right species. However, only the right species will have the most active ingredients.

We are confident in our DAR products due to couple reasons. First, the process in growing DAR is guaranteed by GAP. Please see Table 1 below for the difference between GAP DAR and non-GAP DAR.

Table 1. Comparison Between GAP DAR and non-GAP DAR

No.	Ingredient		GAP DAR	Non-GAP DAR
1	Water		≤12.0%	N/A
2	Ash		≤6.0%	N/A
3	Insoluble Acid		≤2.0%	N/A
4	Heavy Metal	Lead	≤5.0mg/kg	N/A
		Cadmium	≤0.3mg/kg	N/A
		Mercury	≤0.2mg/kg	N/A
		Arsenic	≤2.0mg/kg	N/A
5	Pesticide Residue	Benzene hexachloride (BHC)	≤2‰	N/A
		Gesarex	≤2‰	N/A
		Terrachlor	≤1‰	N/A
6	Microbes	Virus	≤30000unit/g	N/A
		Mucedine	≤100 unit/g	N/A
		Colibacillus	N/A	N/A
7	Extract		≥14.0%	N/A
8	Imperatorin & Alloisoimperatorin		≥0.16%	N/A
9	Total Coumarin		≥0.5%	N/A

    As mentioned above, ecological environment is another important factor affecting the quality of DAR. The suitable environment for DAR is the area with nice sun shine, warm and moist climate, and medium dry soil, which are exactly the geographic features in Sui Ning, the location of Yin Fa. Sui Ning is located at the edge of Si Chuan Basin, southwest of China, covered by the subtropical climate belt. The annual mean temperature in this region is approximately 17.4 °C, and annual rainfall is approximately 993 mm. In addition, the soil in this region contains abundant elements, such as Potassium, Phosphorus, etc., which is beneficial to the growth of traditional Chinese medicine.

Marketing Strategy

    We expect to use our novel finding and related proprietary technology in DAR to develop and commercialize more efficient, effective and convenient DAR products. To achieve this objective, we have set up a business model associating our self-owned production base, DAR associates, farmers and R&D affiliates. We believe the business model will facilitate the process in growing DAR, R&D, commercializing DAR, sales and marketing. Currently, the DAR related products included Bai Ling Capsule, Yi Shen Capsule, DAR slices and DAR scent bag, which have been certified by SFDA and put into the market via regional distributors throughout China. Yin Fa continues to explore the application for DAR in a range of food, medicine and cosmetics.

    In addition, we have adopted the following product development and commercialization strategies:

    Commercialize GAP DAR products. We plan to develop DAR products that have best quality assured by GAP over current non-GAP DAR products available in the market, which may include DAR seeds to pharmaceutical factories as raw material, or DAR related products, such as DAR slice, DAR extract, Bai Ling Capsule etc. to the end users. We believe that its DAR and DAR related products will be competitive in the market due to their improved and certified efficacy.

    Develop sales and marketing functions across multiple DAR products. We intend to build over time a pharmaceutical company which may take advantage of the local resources of DAR and develop and commercialize DAR and its related products. We believe that its commercialization strategy will allow us to fully enhance the value of its DAR product and retain significant control over its development and commercial activities. In order to facilitate the sales channel for DAR, we are considering several sales and marketing strategies, including building up nation-wide network in China via regional distributors. We also enter into agreements with other pharmaceutical companies which will take DAR as raw material.

    Seeking for supports from local government. In order to commercialize T.C.M. and increase the income for T.C.M. farmers, the local government of Sui Ning City has successfully built up networks for T.C.M. to facilitate the process from fields to end users, including planting, production, distribution and sales. Currently, there are 177 associates specialized in T.C.M. in Sui Ning with more than 1,000 people working in T.C.M. industry. The annual purchase of various T.C.M in Sui Ning is approximately 2,000 tons (Han Yang Technology, 2005, No. 2). Yin Fa plans to apply the local resources to its marketing.

    Seeking for strategic partners. For certain DAR products, we intend to enter into collaborative arrangements with third parties. These collaborations may be necessary in order for us to:

•	fund our research and development activities;

•	fund manufacturing by third parties;

•	seek and obtain regulatory approvals; and

•	successfully commercialize our DAR products.

    On March 6, 2007, we entered into an Exclusive Import-Export Agency Agreement with DongUi Cosmetics Co. ("DongUi"), a corporation organized and existing under the laws of the Republic of Korea (South Korea), for business development in South Korea.

Competition

    The T.C.M. industry is highly competitive in many areas. Our product DAR and other DAR related products will compete with other available products based primarily on:

•	efficacy

•	safety

•	tolerability

•	acceptance by doctors

•	patient compliance and acceptance

•	patent protection

•	convenience

•	price

•	insurance and other reimbursement coverage

•	distribution

•	marketing

•	adaptability to various modes of dosing

    Competitors include national and regional T.C.M. providers, T.C.M. manufacturers, wholesalers and chain drug stores.

    Many of our competitors possess greater financial, managerial and technical resources and have established reputations for successfully developing and marketing T.C.M., all of which put us at a competitive disadvantage. Our competitors may be able to apply their resources and capabilities to develop and commercialize products that have distinct, enhanced, or perceived advantages versus our products. The competitors may be in a position to devote greater resources in the sales, marketing, and distribution of these products and therefore considerably impact our ability to successfully commercialize our own products.

Manufacturing

    We currently rely on third-party contract manufacturers to produce sufficient quantities of DAR related products. We believe that our initial focus on the application for GAP authentication for DAR will reduce the risk and time involved in the development of manufacturing capabilities because production of DAR related products involves well-established and well-accepted manufacturing techniques and processes. We intend to continue to rely upon third-party contract manufacturers for production of our DAR related products. The use of third-parties for these activities allows us to minimize our initial capital investment and reduce the risk that would be associated with the establishment of our own commercial manufacturing and distribution operations.

Government Regulation

    We are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and promotion of drugs under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in foreign countries. FDA approval is required before any dosage form of any new drug, a generic equivalent of a previously approved drug, or a new combination of previously approved drugs, can be marketed in the United States. All applications for FDA approval must contain information relating to pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control.

Employees

As of December 31, 2006, we had 31 full-time employees, including 5 office executives, 12 specialists in researching and developing traditional Chinese medicines. All employees are working in our subsidiary located in China.

Risk Factors

    There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.

We have incurred losses from operations, which may have impact on implementing our business plan

    We had net losses of $155,233 and $7,755 for the years ended December 31, 2006 and 2005, respectively, which may have impact on implementing our business plan.

    We may continue to incur substantial losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting quality improvement of DAR, and regulatory compliance activities.

    Our chances for achieving profitability will depend on numerous factors, including success in:

•	achieving milestones under our collaboration agreements;

•	developing more proprietary DAR related products;

•	commercializing our products; and

•	establishing our competitive position.

    Many of these factors will depend on circumstances beyond our control. We cannot assure you that we will ever gain more net income.

If a competitor produces and commercializes DAR products that are superior to our products, the market for our potential products would be reduced or eliminated.

    We have devoted a substantial amount of our research efforts and capital to improve the quality of DAR. Competitors are developing or have developed new DAR products that may compete with ours. In addition, other companies are developing technologies to enhance the efficacy of DAR products by adding new techniques in extracting DAR. If a competitor produces and commercializes DAR products that provide superior safety, effectiveness or other significant advantages over our products, the value of our DAR products would be substantially reduced. As a result, we would need to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. In the event we are unable to establish new product targets, we will be unable to generate sources of revenue.

We have not sought patent protection for certain aspects of our technology.

    We have not filed for patent protection with respect to specific formulations, materials (including inactive ingredients) or manufacturing process approaches that are incorporated in our DAR products, and we may not seek such patent coverage in the future. In producing our DAR products, we expect to use general formulation techniques used in the industry that would be modified by us and which would, therefore, include know-how and trade secrets that we have developed. We cannot be certain that a patent would issue to cover such intellectual property and currently, we would prefer to keep such techniques and know-how as our trade secrets. In the event a competitor is able to develop technology substantially similar to ours and patent that approach, we may be blocked from using certain of our formulations or manufacturing process approaches, which could limit our ability to develop and commercialize products.

If we do not successfully attract and retain collaborative partners, or our partners do not satisfy their obligations, we will be unable to develop our partnered product candidates.

    For certain DAR products, we intend to enter into collaborative arrangements with third parties. These collaborations may be necessary in order for us to:

•	fund our research and development activities;

•	fund manufacturing by third parties;

•	seek and obtain regulatory approvals; and

•	successfully commercialize our product candidates.

    We cannot assure that we will be able to enter into collaborative agreements with partners on terms favorable to us, or at all, and any future agreement may expose us to risks that our partner might fail to fulfill its obligations and delay commercialization of our products. We also could become involved in disputes with partners, which could lead to delays in or terminations of our development and commercialization programs and time consuming and expensive litigation or arbitration. Our inability to enter into additional collaborative arrangements with other partners, or our failure to maintain such arrangements, would limit the number of product candidates which we could develop and ultimately, decrease our sources of any future revenues.

We will need additional capital in the future. If additional capital is not available, we may be forced to delay or curtail the development of our product candidates.

    We anticipate that our existing capital resources and expected product sales will enable us to maintain our current operations for at least the next 12 months. We may need additional capital to fund our operations beyond 2007. Our requirements for additional capital could be substantial and will depend on many other factors, including:

•	payments received under future collaborative partner agreements;

•	continued progress of research and development of our DAR products;

•	our ability to acquire or license drugs from others for use with DAR;

•	costs associated with protecting our intellectual property rights;

•	development of sales and marketing capabilities; and

•	market acceptance of our products.

    We have no significant committed sources of additional capital. To the extent our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our product candidates. We cannot assure you that funds will be available on favorable terms, if at all. To the extent we raise additional capital through the sale of securities, the issuance of those securities could result in dilution to our stockholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to curtail significantly our development and commercialization activities.

We could be forced to pay substantial damage awards if product liability claims that may be brought against us are successful.

    The sale of any approved DAR products may expose us to liability claims and financial losses resulting from the use or sale of our products. Insurance for our DAR products are not required pursuant to SFDA in China.

If we fail to establish sales, marketing, and distribution capabilities, or fail to enter into arrangements with third parties, we will not be able to commercialize our products.

    We have limited sales, marketing, and distribution capabilities. In order to commercialize our DAR products, we must considerably expand our commercial capabilities or make arrangements with third parties to perform these services for us. In order to market any of our products directly, we must considerably expand our commercial infrastructure, including distribution, marketing, and sales personnel. The expansion or contracting of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into sales and marketing arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to expand sales, marketing and distribution capabilities, or fail to enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

Our assets are located in China and its revenues are derived from its operations in China

    In terms of industry regulations and policies, the economy of China has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of State-owned Land Use Rights. The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect our future manufacturing expansions. The Chinese government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. At present, our development of research and development technologies and products is subject to approvals from the relevant government authorities in China. Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

Political and economic risks

    China is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the stage of change. China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and adversely affect our performance.

Risks related to interpretation of China laws and regulations which involves significant uncertainties

    China’s legal system is based on written statutes and their interpretation by the Supreme People’s Court. Prior court decisions may be cited for reference but have limited value as precedents. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. In addition, as the Chinese legal system develops, we cannot assure that changes in such laws and regulations, and their interpretation or their enforcement will not have a material adverse effect on our business operations.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

    The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

    Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC.

    Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still subject to certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

    Enterprises in PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

    Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

    We are a FIE to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

Governmental regulatory and policy risks

    We must follow various government regulations and in particular, the PRC State Food and Drug Administration (“SFDA”) regulations. Government regulations may have material impact on our operations, increase costs and could prevent or delay our licensing, manufacturing and selling our products. Our research, development, testing, manufacturing and marketing activities are subject to various governmental regulations in China, including health and drug regulations. Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. We will not be able to license, manufacture, sell and distribute the vast majority of its products without a proper approval from government agencies and in particular the SFDA. There is no assurance that we will obtain such approvals.

In addition, delays or rejections may be encountered based upon additional government regulation from future legislation, administrative action or changes in governmental policy and interpretation during the period of product development and product assessment. Although we have, so far, obtained the marketing rights for selling some of our products in China, we may not continue to receive and maintain regulatory approvals for the sales of these products. Our marketing activities are also subject to government regulations with respect to the prices that we intend to charge or any other marketing and promotional related activities. Government regulations may substantially increase our costs for developing, licensing, manufacturing and selling products, impacting negatively on our operation, revenue, income and cash flow.

There could be changes in government regulations towards the pharmaceutical Industries that may adversely affect our business.

The manufacture and sale of pharmaceutical products in the PRC is heavily regulated by many state, provincial and local authorities. These regulations significantly increased the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals.

The State Food and Drug Administration of China recently implemented new guidelines for licensing of pharmaceutical products. All existing manufacturers with licenses, which are currently valid under the previous guidelines, are required to apply for the Good Manufacturing Practices ("GMP") certifications by June 30, 2004, and to receive approvals by December 31, 2004. We have received our certifications. However, should we fail to receive or maintain the GMP certifications under the new guidelines in the future, our businesses would be materially and adversely affected.

Moreover, the laws and regulations regarding acquisitions of the pharmaceutical industry in the PRC may also change and may significantly impact our ability to grow through acquisitions.

Item 2. Description of Property.

Self-owned property

Our main office is located at 343 Sui Zhou Zhong Road, Sui Ning, Si Chuan Province, People’s Republic of China, which is owned by us and has a total area of 1,775 square feet. This space is adequate for our present and planned future operations. No other businesses operate from this office.

We also have a self-owned five-story building in the City of Cheng Du, China, total area of which is approximately 13,934 square feet. We allocated our sales and R&D departments to this location due to the convenient transportation. We purchased this building from a related party and the application of title transfer was in processing.

There is no private ownership of land in China; all land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government for periods ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee.

Leased property

We lease our warehouse of approximately 2,600 square feet for approximately $1,478 per year, which expires March 14, 2007. The lease is renewed every year automatically at the expiration date if no disagreements between the landlord and us. We lease farm land of approximately 861,112 square feet from a cooperative of farmers with a total lease payment of $71,005, or $6,455 per year. The lease expires in December 2017.

Item 3. Legal Proceedings.

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Trading Market for Common Equity

Our Class A common stock, $.01 par value, began trading on the OTC Bulletin Board (“OTCBB”) on June 22, 2004 under the symbol “VCDY.OB”. The following table sets forth the high and low bid prices posted on the OTC Bulletin Board for our Class A Common Stock for the years ended December 31, 2006 and 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2005:	High	Low
3/31/2005	$0.61	$0.50
6/30/2005	$1.89	$1.20
9/30/2005	$1.11	$0.94
12/31/2005	$1.33	$.99

Year Ended December 31, 2006:	High	Low
3/31/2006	$1.44	$1.22
6/30/2006	$1.55	$1.44
9/30/2006	$0.88	$0.88
12/31/2006	$0.44	$0.44

Year Ended December 31, 2007:	High	Low
3/31/2007	$0.69	$0.55

On January 26, 2007, there was a 1 for 11.1 reverse split effected.

Dividends

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

Number of Holders

As of April 11, 2007, we had 5,204 Common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a)
On July 10, 2006, we consummated a private sale of 718,651 (post-split) shares of our restricted Class A Common Stock and 2,000 new shares of Class B Common Stock to Ms. Deng, Shu Lan in exchange for a payment of $264,000 in cash.

(b)
On October 1, 2006, we issued the Yin Fa Shareholders 30,000,000 (post-split) shares of our Class A Common Stock in exchange for all of the shares of capital stock of Yin Fa owned by the Yin Fa shareholders, pursuant to Plan of Exchange, dated June 13, 2006.

The foregoing transactions were private transactions not involving a public offering and were exempt from registration provisions of the Securities Act of 1933, as amended, or the “Act”, pursuant to Section 4(2) thereof. The sale of the securities was without the use of an underwriter, and the certificates representing the shares of common stock bear a restrictive legend permitting transfer only upon registration or under an exemption from registration under the Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

(a)	On August 22, 2006, Arie Hinkis, our former president, returned 744 shares of Class B Common Stock against payment of $74,000.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW 6th Street, Suite 216, Plantation, Florida 33324.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver DAR and related products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Revenue is recognized at the time the product is delivered and title has passed to the customer. Cash discounts are recognized as an expense in the period in which it actually occurs. Sales allowances are recorded as a reduction of revenue in the period in which they occur. Revenue is presented net of returns.

Inventory

Inventory includes raw material, package material, low-value consumables and merchandise. We adopt perpetual inventory system and inventories are recorded at actual cost. Raw material, package material and merchandise are priced at cost upon acquisition, and with the weighted average method upon issuance and shipment. Low-value consumables are amortized at 50% of the amount upon application and amortized an additional 50% upon obsolescence.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost, less accumulated depreciation and impairment. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plant, and equipment, are expensed as incurred. The cost and related accumulated depreciation, applicable to sold or no longer in service property, plant, and equipment, are eliminated from the accounts and any gain or loss is included in the statement of operations.

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

We recognize an impairment loss on property, plant, and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Revenues

   Gross revenues were $1,038,528 and $15,863 for the years ended December 31, 2006 and 2005. The sales revenues were due primarily to sales of DAR. We recognized revenue at the time the product was delivered and title had passed to the customer. Cash discounts were recognized as an expense in the period in which it actually occurred. Sales allowances were recorded as a reduction of revenue in the period in which they occurred. Revenue was presented net of returns. Our sales arrangements were not subject to warranty. We did not record any product returns for the years ended December 31, 2006. We had minimal sales revenue in 2005 due to the process of GAP authentication. The increase in revenue during 2006 was the result of implementing our business plan.

Income / Loss

We had net loss of $155,233 and $7,755 for the years ended December 31, 2006 and 2005, respectively, primarily attributable to the high cost of goods sold resulting from initial production of our products, and non-cash consulting expenses of $348,211 for the year ended December 31, 2006. The non-cash consulting expenses were the result of the issuance of 6,500,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to the structure, management, and operation of the Company and its subsidiaries;
-	The preparation and implementation of a new business plan and a future growth strategy;
-	Our corporate image design;
-	Advertisements
-	Assistance in technology development for DAR products
-	Advise on procedures, regulations, and compliance of a public listed company;
-	Legal advise on procedures, regulations, and compliance in China;
-	Assistance with preparation of applicable filings with the SEC;
-	Assistance with preparation of financial statements;
-	EDGAR services

The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods, which was completed as of December 31, 2006.

We expect to incur losses from operations during fiscal year 2007. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

    Operating expenses for the years ended December 31, 2006 and 2005 were $775,148 and $8,273, respectively. The high operating expenses during 2006 were due primarily to accrued Selling, General and Administrative expenses of $721,465, of which $348,211 in connection with the non-cash consulting expenses resulting from the issuance of 6,500,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods, which was completed as of December 31, 2006.
Cost of Sales

    Cost of sales includes expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of sales items. During 2006, we had $769,852 in cost of sales, which was approximately 74% of sales revenues. The cost of sales as a percentage of sales was high during 2006 due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to lower the cost of sales by increasing the output of DAR. We had minimal operation in 2005 due to the process of GAP authentication, resulting in low cost of sales, which was $15,345 during 2005.

Impact of Inflation

    We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

    Cash flows used in operating activities were $108,555 for the year ended December 31, 2006, compared to cash flows used in operating activities were $48,854 for the year ended December 31, 2005. Negative cash flows from operations in 2006 were due primarily to the increase in accounts receivable by $382,763 and prepaid expenses by $351,342, partially offset by the increase in accounts payable by $646,512 in this period.

    Cash flows used in investing activities were $325,510 for the year ended December 31, 2006, which were due primarily to the acquisition of net liabilities in connection with share exchange, and the purchase of property and equipment of $586,508 in 2006. Cash flows used in investing activities were $56,350 for the year ended December 31, 2005, which were attributable to the purchase of property and equipment in the period.

    Cash flows provided by financing activities were $589,472 for the year ended December 31, 2006, which included long-term loans of $386,666, which are secured, interest bearing and repayable over 12 months, offset by the payment of $74,000 in connection with the retirement of 744 shares of Class B Common Stock. Additionally, we infused $264,000 of capital contributions in connection with the Plan of Exchange in 2006. Cash flow provided by financing activities were $69,817 for the year ended December 31, 2005 due primarily to the issuance of short-term note of $81,201, offset by the repayment of $11,384 in the period.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2007 and $100,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through December 31, 2006 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $179,868 on hand and a working capital of $22,941 as of December 31, 2006. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2007 and approximately $100,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

ཙ	Curtail new product launches

ཙ	Limit our future marketing efforts to areas that we believe would be the most profitable.

    Demand for the products and services will be dependent on, among other things, market acceptance of our products, Chinese tradition medicine market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

    Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We manage the processing and DAR distribution business to retail consumers and wholesale buyers. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and our concept.

Item 7. Financial Statements.

The consolidated financial statements include the accounts of Yin Fa, our wholly owned subsidiary. The following selected financial data for the years ended December 31, 2006 and 2005 is derived from our consolidated financial statements, and should be read in conjunction with the consolidated financial statements and related notes presented as a separate section commencing on page F-1.

	December 31,
	2006	2005
Balance Sheet

Total Assets	1,649,617	633,774
Total Liabilities	1,295,742	718,001
Total Stockholders’ Equity	353,875	(84,227)
Total Liabilities and Stockholders’ Equity	1,649,617	633,774

Statements of Operations	For years ended
	December 31,
	2006	2005

Revenue	1,038,528	15,863
Operating Expenses	775,148	8,273
Other Income	205,777	-
Net Loss	(155,233)	(7,755)
Net Loss per Common Share	0.01	**
Weighted Average Common Shares Outstanding	18,204,056	10,742,977

** Less than $.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Voice Diary Inc.

We have audited the accompanying balance sheet of Voice Diary Inc. and Subsidiary (a Delaware corporation). as of December 31, 2006 and related statements of operations, stockholders’ deficit, and cash flows for the year ending December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Voice Diary Inc. and Subsidiary as of December 31, 2005, were audited by other auditors whose report dated June 5, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voice Diary Inc. and Subsidiary. (a Delaware corporation). as of December 31, 2006 and the results of its operations and its cash flows for years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LAKE & ASSOCIATES CPA’S LLC
LAKE & ASSOCIATES CPA’S LLC

BOCA RATON FLORIDA

March 31, 2007

Voice Diary, Inc and Subsidiary
Consolidated Balance Sheets
As of December 31, 2006

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$179,868
Accounts Receivable	388,079
Note Receivable-related party	192,093
Prepaid Expenses	351,343
Inventory	6,104
TOTAL CURRENT ASSETS	1,117,487

FIXED ASSETS
Property, Plant, and Equipment	586,508
Accumulated Depreciation	(54,379)
TOTAL NET FIXED ASSETS	532,129

TOTAL ASSETS	$1,649,617

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$893,208
Other Payables	12,806
Taxes Payable	3,061
Notes Payable - Current Portion	185,471
TOTAL CURRENT LIABILITIES	1,094,546

LONG-TERM LIABILITIES
Notes Payable	201,196
TOTAL LONG-TERM LIABILITIES	201,196

TOTAL LIABILITIES	1,295,742

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock Class A ( 500,000,000 shares authorized,
31,801,802 issued and outstanding, par value $0.01)	318,018
Common Stock Class B ( 8,344 shares authorized,
2,000 issued and outstanding, par value $0.01)	20
Additional Paid in Capital	3,169,840
Accumulated Other Comprehensive Income	15,292
Retained Earnings (Deficit)	(3,149,295)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	353,875

TOTAL LIABILITIES AND EQUITY	$1,649,617

The accompanying notes are an integral part of these financial statements.

Voice Diary, Inc and Subsidiary
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
REVENUES
Sales	$1,038,528	$15,863
Cost of Sales	769,852	15,345
GROSS PROFIT	268,676	518

OPERATING EXPENSES
Selling, General, and Administrative	721,465	86
Interest Expense	25,081	7,253
Distribution Costs	28,602	934
TOTAL OPERATING EXPENSES	775,148	8,273

OPERATING INCOME (LOSS)	(506,472)	(7,755)

OTHER INCOME / (EXPENSES)
Non-Operating Expenses	(1,241)	-
Government Grants	207,018	-
TOTAL OTHER INCOME / (EXPENSE)	205,777	-

NET INCOME (LOSS) BEFORE TAXES	(300,695)	(7,755)

INCOME TAX EXPENSE	2,999	-

NET INCOME (LOSS) FROM CONTINUED OPERATIONS	(303,694)	(7,755)

INCOME FROM DISCONTINUED OPERATIONS	148,461	-

NET INCOME (LOSS)	(155,233)	$(7,755)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	14,306	986

COMPREHENSIVE INCOME (LOSS)	$(140,927)	(6,769)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Fully Diluted	18,204,056	10,742,977

NET LOSS PER COMMON SHARE	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Voice Diary, Inc and Subsidiary
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$(155,233)	$(7,755)
Adjustments to reconcile net income to
net cash used in operating activities:
Non-cash adjustment for retained earnings due to reverse merger	80,325	-
Waiver of subscription receivable	10,000	-
Depreciation	54,379	26,632
Accounts receivable	(382,763)	122,136
Prepaid Expenses	(351,342)
Inventory	(6,104)	(57,827)
Accounts payable and accrued liabilities	646,512	(131,657)
Other payable	(7,389)	-
Tax payable	3,060	(383)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(108,555)	(48,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	(192,093)	-
Reverse merger with Yin Fa	453,091	-
Purchase of property, plant, and equipment	(586,508)	(56,350)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(325,510)	(56,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term note	12,806	81,201
Retirement of common stock	(74,000)	-
Proceeds from issuance of common stock	264,000	-
Note Payable from Related Party for Purchase of Property	386,666	(11,384)
NET CASH PROVIDED BY FINANCING ACTIVITIES	589,472	69,817

FOREIGN CURRENCY TRANSLATION	14,306	986

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	169,713	(34,401)

CASH AND CASH EQUIVALENTS:
Beginning of period	10,155	44,556
End of period	$179,868	$10,155

The accompanying notes are an integral part of these financial statements.

Voice Diary, Inc and Subsidiary
Consolidated Statement of Equity (Deficit)
For the Years Ended December 31, 2006 and 2005

								Accumulated
	Common Stock				Additional		Retained	Other
	Class A	par value	Class B	par value	Paid-in	Subscription	Earnings	Comprehensive
	Shares	0.01	Shares	0.01	Capital	receivable	(Deficit)	Income	Total

Balances, January 1, 2005	10,022,977	100,230	744	$7	$2,552,374	$(5,657)	$(3,220,593)	$-	$(573,639)
Exercise of options for services	1,000,000	10,000		-	80,800	(10,000)			80,800
Subscription Receivables		0		-		3,821			3,821
Waiver of subscription receivable		0		-		1,836			1,836
Warrants exercised against debt	1,000,000	10,000		-	91,377				101,377
Net Income(Loss) for the year		0			-		147,192		147,192
Balances, December 31, 2005	12,022,977	120,230	744	7	$2,724,551	$(10,000)	$(3,073,401)	$-	$(238,613)

Waiver of subscription receivables						10,000			10,000
Issuance in connection with reverse merger-Yin Fa	7,977,023	79,770	2,000	20	184,210				264,000
Retired to treasury			(744)	(7)	(73,994)				(74,001)
Reverse merger with Yin Fa					453,091		79,339	986	533,416
Effect of 11.1:1 reverse split	(18,198,198)	(181,982)			181,982				0
Issuance in connection with reverse merger-Yin Fa	30,000,000	300,000	-	-	(300,000)				-
Net Income(Loss) for the year							(155,233)		(155,233)
Other comprehensive income								14,306	14,306
Balances, December 31, 2006	31,801,802	318,018	2,000	$20	$3,169,840	$-	$(3,149,295)	$15,292	$353,875

The accompanying notes are an integral part of these financial statements.

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
Voice Diary Inc. (the “Company” or “VDYI”) was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through the exchange of shares of the Company with former shareholders of the Subsidiary. VDL was disposed on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, the former president of the Company.

Suining Yingfa DAR Industry Company Limited was founded on April 24, 2001 in China. The main business scope includes the manufacturing, processing, and sales of Dahurian Angelica Root (DAR) and its related products. DAR is one of the major herbs used in Chinese traditional medicines. In 2004 and 2005, the company and Sichuan Yingfa Resource Development Co., Ltd., (Sichuan) began the process of applying for Good Agricultural Practice of Medical Plants and Animals (GAP) for DAR. The project passed the inspection of the State Food and Drug Administration (SFDA), and the SFDA made the final, official announcement on February 26, 2006. A GAP certificate means that the planning, quality, and manufacturing of DAR meet a high and certifiable standard. The GAP certificate is in the name of Sichuan and the company manages the processing and sales of DAR.

On June 13, 2006, VDYI (“acquiree”) executed a Plan of Exchange with Sui Ning Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa” or ‘acquirer”), the shareholders of Yin Fa (the “Yin Fa Shareholders”) and the Majority Shareholder of the VDYI, pursuant to which six simultaneous transactions were consummated at closing, as follows: (1) settling the liabilities of VDYI, (2) 7,977,023 (pre-split) new shares of Class A Common Stock and 2,000 new shares of Class B Common Stock are deposited into the account of Escrow Agent via hand delivery by Mr. Hinkis in exchange for a payment of $264,000 in cash , (3) 1,305,000 (pre-split) shares of Class A Common Stock are deposited into the account of Escrow Agent via hand delivery by Mr. Hinkis in exchange for a payment of $136,000 in cash, and (4) the issuance of the new 30,000,000 (post-split) investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa, which should take no longer than 60 days (5) vending out the VDYI subsidiary after closing, and (6) retiring to the treasury the 744 shares of Class B Common Stock owned Mr. Hinkis at closing against payment of $74,000 and settlement of all unpaid salaries and severance pay to Mr. Hinkis in the amount of $100,000, both amounts will be taken from the payment made to VDYI for the issued shares. On August 22, 2006, VDYI consummated the Plan of Exchange with Yin Fa. As a result of the Plan of Exchange, Yin Fa will become a wholly-owned subsidiary of VDYI. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Accordingly, the consolidated financial statements include the following:

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Business Activity (cont’d)

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.
(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

VDYI and its wholly owned subsidiary Yin Fa are hereafter referred to as (the “Company”).

Basis of Presentation
The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents
For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
Revenue is recognized at the time the product is delivered and title has passed to the customer. Cash discounts are recognized as an expense in the period in which it actually occurs. Sales allowances are recorded as a reduction of revenue in the period in which they occur. Revenue is presented net of returns.

Comprehensive Income (Loss)
The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.

Foreign Currencies
Assets and liabilities denominated in respective functional currencies are translated into United States Dollars at the exchange rate as of the balance sheet date. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions. Revenues, costs, and expenses denominated in respective functional currencies are translated into United States Dollars at the weighted average exchange rate for the period. The effects of foreign currencies translation adjustments are included as a separate component of accumulated other comprehensive income.

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Inventory
Inventory includes raw material, package material, low-value consumables and merchandise. The Company adopts perpetual inventory system and inventories are recorded at actual cost. Raw material, package material and merchandise are priced at cost upon acquisition, and with the weighted average method upon issuance and shipment. Low-value consumables are amortized at 50% of the amount upon application and amortized an additional 50% upon obsolescence.

Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost, less accumulated depreciation and impairment. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plant, and equipment, are expensed as incurred. The cost and related accumulated depreciation, applicable to sold or no longer in service property, plant, and equipment, are eliminated from the accounts and any gain or loss is included in the statement of operations.

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

Income Taxes
Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable, and loans payable approximate fair value based on the short-term maturity of these instruments. The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Accounts Receivable
Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collectablility of the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Impairment of Long-Lived Assets
The Company evaluated the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of,” which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

Stock-Based Compensation
Employee stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the FASB interpretations thereof. Pursuant to those accounting pronouncements, compensation is recorded for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Due to the terms of the grants, the fair value of the compensation in accordance with SFAS No. 123R, "Accounting for Stock-Based Compensation" approximates the values computed in accordance with APB No. 25. Stock-based compensation to non-employees is accounted for in accordance with SFAS No. 123R.

Under both accounting pronouncements, as part of the necessary computations, management is required to estimate the fair value of the underlying shares. Fair value has generally been determined by management, as the price at which the Company's shares were issued at the most recent prior placement of the Company's Common Stock. Since the Company was approved for listing on the Over the Counter Bulletin Board - fair value is determined according to stock market price. The timing of the grant and measurement of stock-based awards will not have a material effect on the Company's results of operations and financial position. Since no stock-based awards exist.

Recently Issued Accounting Pronouncements
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements (cont’d)
other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”), which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006.

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements (cont’d)
An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect application of SFAS No. 156, 157 and 158 to have a material effect on its financial statements.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2006 and 2005 is summarized as follows:

Cash paid during the period ended December 31, 2006 and 2005 for interest and income taxes:

                                   2006                          2005

Income Taxes              $-0-                            -0-
Interest                       $-0-                             -0-

NOTE C - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual consolidated financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2006 and 2005.

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005

NOTE D - NOTE RECEIVABLE

As of December 31, 2006, the company has a note receivable from a related-party with a total balance due of $192,093. The note is due on May 29, 2007 with interest at 6.12%.

NOTE E - NOTES PAYABLE - CURRENT AND LONG-TERM

As of December 31, 2006, notes payable consist of the following:
                                                                                                   2006           2005
Secured note payable to an unrelated party.
Bearing 2.4 % interest-final payment due October 2006                 $-0-         347,241

Secured note payable to an unrelated party.
Bearing 6.3 % interest Principal payments due
12/31/2006 and 12/31/2007 equal payments of $ 185,470          $370,940        361,491
                                                            TOTAL                    $ 370,940       708,732
Future payments on note due as follow:

Before December 31, 2007                                  $185,470
Before December 31, 2008                                   185,470
                                             TOTAL                $370,940

NOTE F - COMMITMENTS

The Company leases its warehouse for approximately $1,478 per year, which expires March 14, 2007.

Future annual lease payments are as follows:
March 15, 2006 to March 14, 2007                     $ 1,478
                                                                      TOTAL         $1,478

The Company leases farm land of approximately 80,000 sq meters from a cooperative of farmers. The lease expires in December 2017. Total Rent Expense for December 31, 2006 was $6,455.

Future annual lease payments are as follows
Year Ending December 31, 2007                          $ 6,455
2008                                                    6,455
2009                                                    6,455
2010                                                    6,455
2011                                                    6,455
2012 and beyond                                38,730
TOTAL                                           $71,005

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005

NOTE G - RELATED-PARTY TRANSACTIONS

The former shareholders of the Company were Sichuan Suining Yingfa Resource Development Group Co., Ltd., Suining Yingfa Construction Materials Company Ltd, and Sichuan Yingfa Resource Development Co., Ltd. (the Yingfa group). According to the Temporary Resolution of the Shareholders' Meeting of the Company held on January 20, 2006, the company has had a capital restructuring as mentioned in Note L. Related-party transactions between the Company and Yingfa group from 2004 to January 20, 2006 are listed below:

The GAP certificate is owned by the Yingfa Group, namely Sichuan Yingfa Resource Development Co., Ltd. GAP is a quality standard for agricultural products such as DAR. The GAP certificate means high and certifiable standard. The Company is the virtual manufacturer and seller of DAR.

The Company trademark for its “Bailing Capsules” is “Zhiwang” which Sichuan owns and has applied for registration. Sichuan is waiting for approval by State Industrial and Commercial Administration General Bureau Trademark Bureau.

The office building was purchased from the Yingfa group. The land use right of the building was transferred from the Yingfa group to the Company.

Government grants and loans were obtained by the Yingfa group.

As of December 31, 2006, the company has a note receivable from a related-party with a total balance due of $192,093. The note is due on May 29, 2007 with interest at 6.12%.

NOTE H -COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit. For the years ended December 31, 2006 and 2005, total comprehensive income was $14,306 and $986, respectively.

NOTE I - GOING CONCERN

As shown in the accompanying audited financial statements, the Company has a deficit book value and a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and increase sales.

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005

NOTE J - INCOME TAXES

The Company has approximately $490,000 of federal and state net operating losses available that expire in various years through the year 2025.

Due to operating losses, there was no provision for current federal or state income taxes for the year ended December 31, 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2006 consists of net operating loss carry-forward calculated using federal and state effective tax rates equating to approximately $490,000 less a valuation allowance in the amount of $490,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $412,000 for the year ended December 31, 2006.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company’s total deferred tax asset as of December 31, 2006 is as follows:

                                                                                    2006              2005
Net operating loss carry-forwards                   $490,000        $78,000
Valuation Allowance                                     (490,000)        (78,000)

                                                                                  $ -0-                $ -0-
                                                                                =======        =======

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate income taxes accrued as of December 31, 2006 were $2,999.

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006 and 2005

NOTE K - STOCK OPTION PLAN

A status summary of the Company's stock options as of December 31, 2006 and 2005, and of changes during the periods then ended, is as follows:

			Exercise
	2006	2005	Price

Outstanding at beginning of period	--	--	$--
Granted during period	--	1,000,000	$0.01
Exercised during period	--	(1,000,000)	$0.01
Outstanding at end of period	--	--	$--

Weighted average fair value of options	--	$0.01
granted during the period

NOTE L -EQUITY TRANSACTIONS

On July 10, 2006, the Company issued 7,977,023 new shares of Class A Common Stock and 2,000 new shares of Class B Common Stock in exchange for a payment of $264,000 in cash, in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated there under.

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

NOTE M - REVERSE STOCK SPLITS

A common stock reverse split of 11.1 for 1 was effective October 1, 2006. All common stock amounts in the accompanying financial statements issued on or before the date of the reverse stock split have been restated retroactively to reflect this capitalization change.

NOTE N - SUBSEQUENT EVENT

On January 10, 2007 The Company issued 6,500,000 shares of Class A Common stock for payment of consulting services to several companies and individuals.

On February 2, 2007 The Company issued 1,000,000 shares of Class A Common stock for payment of consulting services to a consulting company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 2, 2007, our Board of Directors approved to dismiss Traci J. Anderson, CPA as its independent auditor, and engage Lake & Associates CPA’s LLC as independent auditor to audit our financial statements for the year ended December 31, 2006 and to review our three quarterly reports in 2007. The decision to make the change was approved by our Board of Directors.

During our two most recent fiscal years ended December 31, 2004 and 2005 and the subsequent interim period through February 2, 2007, we did not consult Lake & Associates CPA’s LLC with respect to any of the matters described in Item 304(a)(2) of Regulation S-K.

Traci J. Anderson, CPA's audit reports regarding the our financial statements for the fiscal year ended December 31, 2005 and 2004, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles.

In connection with the prior audit for the fiscal years ended December 31, 2005 and 2004, and the review for the interim periods up to February 2, 2007, there have been no disagreements with Traci J. Anderson, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Traci J. Anderson, CPA would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2006, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors are elected at the annual meeting of shareholders and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

Name	Age	Position	Date to Start
Wang, Jiguang	33	President and Director	August 22, 2006
Chen, Jiang	33	Chief Executive Officer and Director	September 7, 2006
Zhong, Ying	34	Chief Financial Officer and Director	September 7, 2006
Wang, Gewei	38	Independent Director	September 7, 2006
Wang, Bing	32	Independent Director	September 7, 2006

Mr. Wang, Jiguang is appointed as our President. He has also been nominated as a Director of the Board. Mr. Wang is 33 years old. In 2001, Mr. Wang received a Bachelor of Arts in architecture from Chong Qing Logistics Engineering University. Mr. Wang has extensive investment experience in real estate, commercial operations and merchandise trading. In 1998, Mr. Wang incorporated a real estate company and also a property management company in Sui Ning City, Si Chuan Province, P. R. China. In the past five years, Mr. Wang has been the president and general manager of these two companies and has made rapid progress developing new markets and new business projects. As a result of Mr. Wang's strong management skills both companies are currently reporting record profits.

Mr. Chen, Jiang is appointed as our Chief Executive Officer. He has also been nominated as a Director of the Board. Mr. Chen is 33 years old and in 1995 he earned his Bachelor of Arts in Commercial Economics from Si Chuan University. In 2003, Mr. Chen received a Master of Business Administrative from Si Chuan University. Mr. Chen has extensive business management and Chinese regulatory experience focusing on business strategies, corporate development and corporate growth strategies. In the last five years, Mr. Chen has been the Chief Executive Officer of Cheng Du Leader Investment Company Limited, a company located in the P. R. China. Cheng Du Leader Investment Company Limited's principal business involves investment in media, real estate and movie production in mainland China. Mr. Chen also served as the senior manager in several other companies involved in investment management, media, real estate and merchandise trading.

Ms. Zhong, Ying is appointed as our Chief Financial Officer. She has also been nominated as a Director of the Board. Ms. Zhong is 34 years old. She earned her Bachelor of Arts in Accounting from Si Chuan University in 1994 and Masters Degree in Economics at Si Chuan University in 1999. Ms. Zhong has over 10 years working experience in auditing, transaction consulting, and commerce. From 1999 to 2002, Ms. Zhong served as an internal auditor and secretary of Si Chuan Mei Feng Share Company Ltd., a public company listed on the Chinese stock market.

Mr. Wang, Gewei has been nominated as our Independent Director. Mr. Wang is 38 years old. In 1991 he earned a Bachelor of Arts in Chinese literature from Renmin University of China. Mr. Wang has extensive experience as an investment banker. He is currently the Chief Executive Officer of Si Chuan Tian Yi Investment Consulting Management Company Ltd.

Mr. Wang, Bing, has been nominated as our Independent Director. Mr. Wang is 32 years old and has extensive experience in business and investment management. Mr. Wang has a strong professional relationship with the Si Chuan provincial government and the Sui Ning municipal government. Currently, he is a member of the supervision committee for Sui Ning Yin Fa Bai Zhi Chan Ye You Xian Gong Si.

Family Relationships.

None.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

hawse have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

ཉ	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

འ
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

ཉ	Compliance with applicable governmental laws, rules and regulations

ཉ	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

ཉ	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2005. We believe that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2006, 2005 and 2004, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Wang, Ji Guang President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0
Chen, Jiang Chief Executive Officer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0
Zhong, Ying Chief Financial Officer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements to compensate our directors for their services to us.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2006, we had 5,174 stockholders of record and 31,801,802 shares of our Class A Common Stock and 2,000 shares of our Class B Common Stock issued and outstanding. As of April 11, 2007, we had 5,204 stockholders of record and 39,301,854 shares of our Class A Common Stock and 2,000 shares of our Class B Common Stock issued and outstanding. The following table sets forth as of April 11, 2007, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 39,301,854 shares of Class A Common Stock and 2,000 shares of Class B Common Stock outstanding as of April 11, 2007.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 11, 2007

Title of Class	Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)

Class B Common Stock	Deng, Shu Lan 188 Xi Shan Road, Sui Ning, Si Chuan, Peoples’ Republic of China	2,000	100%
Class B Common Stock	All directors and executive officers as a group (five persons)	-0-	0%

Class A Common Stock	Wang, Ji Guang 1 De Sheng Road, Shi Zhong Qu, Suining, Sichuan,P.R.China	99,750	*
Class A Common Stock	Deng, Shu Lan 188 Xi Shan Road, Sui Ning, Si Chuan, Peoples’ Republic of China	10,342,593(3)	21%(4)
Class A Common Stock	All directors and executive officers as a group (five persons)	99,750	*

* Represents less than 1%

(1) Unless stated otherwise, the business address for each person named is c/o Voice Diary Inc.

(2) Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

(3) After conversion of B shares.

(4) The total shares of Class A Common Stock should be approximately 49,644,447 after conversion of B shares.

Changes in Control

Pursuant to and at the closing of the Plan of Exchange, which occurred as of August 22, 2006, we authorized Guardian Registrar & Transfer, Inc., its transfer agent, to issue to the shareholders of Yin Fa (the “Yin Fa Shareholders”), 30,000,000 shares of our common stock pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for a 100% interest in Yin Fa owned by the Yin Fa Shareholders. As a result of the transactions consummated at the closing, shares representing 94% of our post-issuance outstanding shares of common stock were issued to the Yin Fa shareholders, and all of the registered capital of Yin Fa was acquired by us. Upon completion of the physical exchange of the share certificates, Yin Fa became our wholly-owned subsidiary.

As a result of the transactions consummated at the closing, there has been a change in control of the ownership of the outstanding shares of our common stock. There has also been a change in control of a majority of our Board of Directors, and an Information Statement on Schedule 14F-1 regarding the biographies of the new management was filed with Securities and Exchange Commission on August 23, 2006, and was mailed to the shareholders of record as of the record date.

Item 12. Certain Relationships and Related Transactions.

On July 10, 2006, we issued 718,651 (post-split) new shares of Class A Common Stock and 2,000 new shares of Class B Common Stock in exchange for a payment of $264,000 in cash, in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated there under.

On August 22, 2006, Arie Hinkis, our former president, returned 744 shares of Class B Common Stock against payment of $74,000 and settlement of all unpaid salaries and severance pay to Mr. Hinkis in the amount of $100,000, both amounts will be taken from the payment made to VDYI for the aforesaid issued shares.

On November 10, 2006, we issued 333,000,000 new shares of Class A Common Stock (the effect of 30,000,000 shares after consideration of the proposed 11.1:1 reverse split), to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa, pursuant to the Plan of Exchange, dated June 13, 2006.

The former shareholders of Yin Fa were Sichuan Suining Yingfa Resource Development Group Co., Ltd., Suining Yingfa Construction Materials Company Ltd, and Sichuan Yingfa Resource Development Co., Ltd. (the Yingfa group). According to the Temporary Resolution of our Shareholders' Meeting held on January 20, 2006, the company has had a capital restructuring. Related-party transactions between us and Yingfa group from 2004 to January 20, 2006 are listed below:

The GAP certificate is owned by the Yingfa Group, namely Sichuan Yingfa Resource Development Co., Ltd. GAP is a quality standard for agricultural products such as DAR. The GAP certificate means high and certifiable standard. We are the virtual manufacturer and seller of DAR.

Our trademark for our “Bailing Capsules” is “Zhiwang” which Sichuan owns and has applied for registration. Sichuan is waiting for approval by State Industrial and Commercial Administration General Bureau Trademark Bureau.

The office building was purchased from the Yingfa group. The land use right of the building was transferred from the Yingfa group to us.

Government grants and loans were obtained by the Yingfa group.

As of December 31, 2006, we had a note receivable from a related-party with a total balance due of $192,093. The note is due on May 29, 2007 with interest at 6.12%.

Subsequent Event

On January 10, 2007 The Company issued 6,500,000 shares of Class A Common Stock for payment of consulting services to several companies and individuals.

On February 2, 2007 The Company issued 1,000,000 shares of Class A Common Stock for payment of consulting services to a consulting company.

Item 13. Exhibits.

(a)	Financial Statements

1. The following financial statements of Voice Diary, Inc. are included in Part II, Item 7:

Independent Auditors’ Report…………………………………………….…   F-1
Balance Sheet-December 31, 2006……………………………………………F-2
Statements of Operations - For year ended December 31, 2006..….                F-3
Statements of Cash Flows - For year ended December 31, 2006..…                F-4
Statements of Stockholders’ Equity - For year ended December 31, 2006…….F-5
Notes to Financial Statements…………………...…………………………….F-5 to F-15

2. Exhibits

14.1.    Code of Ethics
31.1.    Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.    Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer
32.1.    Section 1350 Certifications of Chief Executive Officer
32.2.    Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

(1)	On February 6, 2007, we filed a current report on Form 8-K to announce the change of its certifying accountant.

(2)
On March 6, 2007, we filed a current report on Form 8-K to announce that we entered into an Exclusive Import-Export Agency Agreement with DongUi Cosmetics Co. ("DongUi"), a corporation organized and existing under the laws of the Republic of Korea (South Korea), for business development in South Korea.

Item 14. Principal Accountant Fees and Services.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Brightman Almagor & Co., ("Brightman") for our audit of the annual financial statements for the year ended December 31, 2005. We have changed our independent auditor to Lake & Associates CPA’s LLC (“Lake”) for our audit of the annual financial statements for the year ended December 31, 2006. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2006		2005
	Lake		Brightman

Audit Fees (1)	$42,000	(3)	$20,000	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$42,000		$20,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Brightman in 2005 relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(3)
The amounts shown for Lake in 2006 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2006, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the first, second and third quarters of 2007.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Lake & Associates CPA’s LLC were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2006, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

Voice Diary Inc.

Date: April 11, 2007	/s/ Wang, Ji Guang
Wang, Ji Guang
President