Form 10QSB
period 2007-03-31
VOICE DIARY INC
filed 2007-05-21
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2007

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________ to __________

Commission file number 000-50029

VOICE DIARY INC.
(Exact name of small business issuer as specified in its charter)

Delaware	73-1629948
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

343 Sui Zhou Zhong Road
Sui Ning, Si Chuan Province, P.R.China
(Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 17, 2007:

39,301,854 shares of Class A Common Stock of par value $0.01

2,000 shares of Class B Common Stock of par value $0.01.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Voice Diary, Inc and Subsidiary
Unaudited Consolidated Balance Sheets
As of March 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,445
Accounts receivable	470,643
Note receivable-related party	192,093
Prepaid expenses	320,047
Inventory	6,075
Intangible assets	34
TOTAL CURRENT ASSETS	1,012,337

FIXED ASSETS
Property, plant, and equipment	587,797
Accumulated depreciation	(62,309)
TOTAL NET FIXED ASSETS	525,488

TOTAL ASSETS	$1,537,825

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$90,763
Other payables	12,930
Due to shareholders	80,675
Taxes payable	3,091
Notes payable - current portion	198,105
TOTAL CURRENT LIABILITIES	385,564

LONG-TERM LIABILITIES
Notes payable	198,104
TOTAL LONG-TERM LIABILITIES	198,104

TOTAL LIABILITIES	583,668

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
39,301,854 issued and outstanding, par value $0.01)	393,018
Common stock Class B ( 8,344 shares authorized,
2,000 issued and outstanding, par value $0.01)	20
Additional paid in capital	810,832
Accumulated other comprehensive income	17,521
Retained earnings (deficit)	(267,234)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	954,157

TOTAL LIABILITIES AND EQUITY	$1,537,825

The accompanying notes are an integral part of these financial statements.

Voice Diary, Inc and Subsidiary
Unaudited Consolidated Statement of Operations
For the Three Months Ended March 31, 2007 and 2006

	For the Three Months
	Ended March 31,
	2007	2006
REVENUES
Sales	$188,949	$126,448
Cost of sales	137,975	76,414
GROSS PROFIT	50,974	50,034

OPERATING EXPENSES
Selling, general, and administrative	195,917	11,865
Interest expense	7,783	4,687
TOTAL OPERATING EXPENSES	203,700	16,552

OPERATING INCOME (LOSS)	(152,726)	33,482

NET INCOME (LOSS) BEFORE TAXES	(152,726)	33,482

INCOME TAX EXPENSE	-	11,048

NET INCOME (LOSS)	(152,726)	22,434

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	2,229	(10,729)

COMPREHENSIVE INCOME (LOSS)	$(150,497)	$11,705

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	36,779,632	1,083,151
Fully diluted	46,458,482	1,189,186

NET LOSS PER COMMON SHARE
Basic	**	**
Fully diluted	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Voice Diary, Inc and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2007 and 2006

	For the Three Months
	Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income after income tax	$(152,726)	$22,434
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	7,930	2,982
Amortization of prepaid expenses	31,296	-
Common stock issued for services	51,225	-
Accounts receivable	(82,564)	(65,172)
Inventory	30	41,897
Intangible assets	(34)	-
Accounts payable and accrued liabilities	(102,891)	69,052
Taxes payable	30	11,382
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(247,704)	82,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Non-cash reorganization in connection with reverse merger	-	(2,766)
Purchase of property, plant, and equipment	(1,289)	(359,229)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,289)	(361,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from and additions to short-term note	124	(80,992)
Proceeds from shareholder loan	80,675	-
Proceeds from sales of common stock equivalents	-	379,200
Note payable from unrelated party	9,542	356,766
NET CASH PROVIDED BY FINANCING ACTIVITIES	90,341	654,974

FOREIGN CURRENCY TRANSLATION	2,229	(10,729)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(156,423)	364,825

CASH AND CASH EQUIVALENTS:
Beginning of period	179,868	12,916
End of period	$23,445	$377,741

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts payable	$699,554	$-
Common stock issued for services	$51,225	$-

The accompanying notes are an integral part of these financial statements.

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE B - ORGANIZATION AND BUSINESS BACKGROUD

Voice Diary Inc. (the “Company” or “VCDY”) was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through the exchange of shares of the Company with former shareholders of the Subsidiary. VDL was disposed on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, the former president of the Company.

On June 13, 2006, VCDY (“acquiree”) executed a Plan of Exchange with Sui Ning Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa” or ‘acquirer”), the shareholders of Yin Fa (the “Yin Fa Shareholders”) and the Majority Shareholder of the VCDY, pursuant to which six simultaneous transactions were consummated at closing, as follows: (1) settling the liabilities of VCDY, (2) 7,977,023 (pre-split) new shares of Class A Common Stock and 2,000 new shares of Class B Common Stock were deposited into the account of Escrow Agent via hand delivery by Mr. Hinkis in exchange for a payment of $264,000 in cash , (3) 1,305,000 (pre-split) shares of Class A Common Stock were deposited into the account of Escrow Agent via hand delivery by Mr. Hinkis in exchange for a payment of $136,000 in cash, and (4) the issuance of the new 30,000,000 (post-split) investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa, which should take no longer than 60 days (5) vending out the VCDY subsidiary after closing, and (6) retiring to the treasury the 744 shares of Class B Common Stock owned Mr. Hinkis at closing against payment of $74,000 and settlement of all unpaid salaries and severance pay to Mr. Hinkis in the amount of $100,000, both amounts was taken from the payment made to VCDY for the issued shares.

The Plan of Exchange was consummated on August 22, 2006; as a result, Yin Fa became a wholly-owned subsidiary of VCDY. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Accordingly, the consolidated financial statements include the following:

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006

NOTE B - ORGANIZATION AND BUSINESS BACKGROUD (CONT’D)

Business Activity (cont’d)

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.
(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

Yin Fa was founded on April 24, 2001 in China. The main business plan includes the manufacturing, processing, and sales of Dahurian Angelica Root (DAR) and its related products. DAR is one of the major herbs used in Chinese traditional medicines. In 2004 and 2005, the company and Sichuan Yingfa Resource Development Co., Ltd., (Sichuan) began the process of applying for Good Agricultural Practice of Medical Plants and Animals (GAP) for DAR. The project passed the inspection of the State Food and Drug Administration (SFDA), and the SFDA made the final, official announcement on February 26, 2006. A GAP certificate means that the planning, quality, and manufacturing of DAR meet a high and certifiable standard. The GAP certificate is in the name of Sichuan and the company manages the processing and sales of DAR.

VCDY and its wholly owned subsidiary Yin Fa are hereafter referred to as (the “Company”).

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of consolidation
The condensed consolidated financial statements include the financial statements of the Company and its subsidiary, Yin Fa.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Recently Issued Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements (cont'd)

option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2007 and 2006 is summarized as follows:

Cash paid during the three months ended March 31, 2007 and 2006 for interest and income taxes:

                                     2006        2005

Income Taxes                $-0-          -0-
Interest                          $-0-          -0-

NOTE E - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual consolidated financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2007 and 2006.

NOTE F - NOTE RECEIVABLE

As of March 31, 2007, the company has a note receivable from a related-party with a total balance due of $192,093. The note is due on May 29, 2007 with interest accruing at 6.12% per annum.

NOTE G - NOTES PAYABLE - CURRENT AND LONG-TERM

As of March 31, 2007, notes payable consist of the following:
   March 31,
                                                                                                         2007           2006
Secured note payable to an unrelated party.
Bearing 2.4 % interest - Final payment due October 2006                   $ -0-          $342,658

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006

NOTE G - NOTES PAYABLE - CURRENT AND LONG-TERM (CONT'D)

Secured note payable to an unrelated party.
Bearing 6.3 % interest Principal payments due
12/31/2007 and 12/31/2008 equal payments of $ 198,105               $396,209     356,720
                                                                   TOTAL                 $ 396,209     699,378
                                                                                                 ======     =====
Future payments on note due as follow:

Before December 31, 2007                                                        $198,105
Before December 31, 2008                                                          198,104
                                                                TOTAL                    $396,209
                                                                                                 =====

NOTE H - COMMITMENTS

The Company leases its warehouse for approximately $1,478 per year, which expires March 14, 2008.

Future annual lease payments are as follows:
March 15, 2007 to March 14, 2008                                 $ 1,478
                                                               TOTAL                          $ 1,478
                                                                                                     =====

The Company leases farm land of approximately 80,000 sq meters from a cooperative of farmers. The lease expires in December 2017. Total Rent Expense for March 31, 2007 was $1,614.

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
                                                                                               =====

NOTE I - RELATED-PARTY TRANSACTIONS

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

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006

NOTE I - RELATED-PARTY TRANSACTIONS (CONT'D)

The office building was purchased from the Yingfa group. The land use right of the building was transferred from the Yingfa group to the Company.

Government grants and loans were obtained by the Yingfa group.

As of March 31, 2007, the company has a note receivable from a related-party with a total balance due of $192,093. The note is due on May 29, 2007 with interest at 6.12%.

NOTE J - LOANS FROM SHAREHOLDER

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of March 31, 2007 is $80,675. The loan from shareholder has the option to convert in two years into common stock of the Company at the market price on the date the Company incurred the loan. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

NOTE K -COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit. For the three months ended March 31, 2007 and 2006, total comprehensive income was $2,229 and comprehensive loss of $10,729, respectively.

NOTE L - GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company has a working capital deficit and a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Company's capital deficiency, (2) refinance existing debt on assets, (3) increase marketing of products to additional geographical areas, such as China and South Korea.

NOTE M - INCOME TAXES

Due to operating losses, there was no provision for current federal or state income taxes for the three months ended March 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at March 31, 2007 consists of net operating loss carry-forward calculated using prevailing PRC tax rates equating to approximately $40,000 less a valuation allowance in the amount of $40,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006

NOTE M - INCOME TAXES (CONT'D)

valuation allowance. The valuation allowance increased (decreased) by approximately $(34,000) compared to the same period in 2006 due to reorganization.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company’s total deferred tax asset as of March 31, 2007 is as follows:

  2007  2006
Net operating loss carry-forwards                                 $40,000       $74,000
Valuation Allowance                                                    (40,000)       (74,000)

  $ -0-          $ -0-
======     ======
Prevailing PRC tax rate                                                   15%          15%
                                                                                                ======     ======

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate has no income taxes accrued as of March 31, 2007 due to operating losses.

NOTE N -EQUITY TRANSACTIONS

On January 10, 2007, the Company issued 6,500,000 shares of Class A Common stock for payment of consulting services to several companies and individuals. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The Company calculated a stock-based compensation cost of total $699,554 and recognized $69,715 for the three months ended March 31, 2007. As of March 31, 2007, a deferred compensation is amounted to $281,628 and amortized on the straight-line method over the contract periods.

On February 2, 2007, the Company issued 1,000,000 shares of Class A Common stock for payment of consulting services to a consulting company. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The Company calculated a stock-based compensation cost of total $51,225 and recognized $12,806 for the three months ended March 31, 2007. As of March 31, 2007, a deferred compensation is amounted to $38,419 and amortized on the straight-line method over the contract periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms "we", "us", "our," the “Registrant,” “VCDY” and the "Company" means, Voice Diary Inc., a Delaware corporation. These terms also refer to our subsidiary corporation, Sui Ning Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa”) acquired in August 2006.

     The Company was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of shares of the Company with former shareholders of the Subsidiary. VDL was disposed on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, the former president of the Company.

     On June 13, 2006, VCDY (acquiree) executed a Plan of Exchange with Yin Fa (acquirer), the shareholders of Yin Fa and the Majority Shareholder of the VCDY, pursuant to which VCDY issued the new 30,000,000 (post-split) investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa. As a result, Yin Fa became a wholly-owned subsidiary of VCDY. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Since the completion of the Plan of Exchange, the Company has continued operations of Yin Fa. Yin Fa is a Chinese pharmaceutical company focused on developing and commercializing the Dahurian Angelica Root, one of the more popular traditional Chinese medicines. The Company business plan includes distributing the Dahurian Angelica Root and its related products to fulfill a large market for the treatment of pain, swelling and pustule. Dahurian Angelica Root ("DAR") is a popular herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in Sichuan Province is the major planting area for DAR due to local climates and soil. Both output and quality of DAR in this area are at the top of the country.

In 2004 and 2005, the Company and Sichuan Yingfa Resource Development Co., Ltd., ("Sichuan") began the process of applying for Good Agricultural Practice of Medical Plants and Animals (GAP) for DAR. The Company documented the standards for DAR in pursuant to the guidelines established by European GAP. Such standards cover environmental quality, seed quality, minimum pesticides, and fertilizer standards. The project involves approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of outsourcing fields. The proposed standards passed the inspection of the Chinese State Food and Drug Administration (SFDA), and the SFDA made the final, official announcement on February 26, 2006. A GAP certificate means that the planning, quality, and manufacturing of DAR meet a high and certifiable standard. The GAP certificate is in the name of Sichuan and the Company manages the processing and sales of DAR. Since many of the standards for DAR listed on the authentication were established by the Company, the Company believes it will aid in a competitive advantage in the marketplace.

Currently, the DAR related products include the Bai Ling Capsule, Yi Shen Capsule, DAR slices and DAR scent bag, which have been certified by SFDA and are being sold into the market via regional distributors throughout China. The Company will continue to explore the application for DAR in a range of foods, medicines and cosmetics.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

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

Revenues

Revenues were $188,949 for the three months ended March 31, 2007, compared to revenues of $126,448 for the three months ended March 31, 2006. The sales revenues were due primarily to sales of DAR, which is seasonal due to the growth circle of DAR. DAR is mature and suitable for harvest in June or July every year, the prime season is from July to October. Therefore, it is normal that the revenues in the first quarter of 2007 and 2006 were lower. The Company recognized revenue at the time the product was delivered and title had passed to the customer. Cash discounts were recognized as an expense in the period in which it actually occurred. Sales allowances were recorded as a reduction of revenue in the period in which they occurred. Revenue was presented net of returns. The Company’s sales arrangements were not subject to any warranties. The Company did not record any product returns for the three-month periods ended March 31, 2007 and 2006. The Company expects sales to increase during 2007 as the Company moves toward developing its business plan, including some exclusive agent agreements regarding marketing in China and South Korea.

Income / Loss

The Company had net loss of $152,726, or less than $.01 per common share, for the three months ended March 31, 2007, versus net income of $22,434, or less than $.01 per common share, for the same period ended March 31, 2006. The net loss in the first quarter of 2007 as due primarily to the Chinese new year bonuses and non-cash consulting expenses, which were $82,521 for the three months ended March 31, 2007. The non-cash consulting expenses were the result of the issuance of 7,500,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements, resulting in total expenses of $750,799 for services rendered, which was booked pro rata within the relative service periods.

The Company expects to incur losses from operations during fiscal year 2007. There can be no assurance that the Company will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended March 31, 2007 were $203,700, compared to operating expenses of $16,552 for the same period ended March 31, 2006. The high operating expenses for the first quarter of 2007 were due primarily to the Chinese new year bonuses, which was equal to one-month salaries, and non-cash consulting expenses, which were $82,521 for the three months ended March 31, 2007. The non-cash consulting expenses were the result of the issuance of 7,500,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements, resulting in total expenses of $750,799 for services rendered, which was booked pro rata within the relative service periods.

Cost of Sales

Cost of sales includes expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of sales items. During the three months ended March 31, 2007, we had $137,975 in cost of sales, which was approximately 73% of sales revenues, versus cost of sales of $76,414 during the three months ended March 31, 2006, which was approximately 60% of sales revenues. The cost of sales as a percentage of sales was higher during these periods due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. The Company expects to lower the cost of sales by increasing the output of DAR.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $247,704 for the three months ended March 31, 2007, compared to cash flows provided by operating activities were $82,575 for the three months ended March 31, 2006. Negative cash flows from operations in the first quarter of 2007 were due primarily to the net loss of $152,726, the increase in accounts receivable by $82,564, and the decrease in accounts payable by $102,891 during this period.

Cash flows used in investing activities were $1,289 for the three months ended March 31, 2007, which were due primarily to the purchase of property and equipment in the first quarter of 2007. Cash flows used in investing activities were $361,995 for the three months ended March 31, 2006, which were attributable to the purchase of property and equipment in the period.

     Cash flows provided by financing activities were $90,341 and $654,974 for the three months ended March 31, 2007 and 2006, respectively. The cash flows from financing activities during the first quarter of 2007 were primarily attributable to a shareholder loan of $80,675, which was due primarily to all necessary overseas consulting and advising fees, lawyer fees, and accounting fees incurred from period to period paid out of a shareholder's own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The loan from the shareholder has the option to convert in two years into common stock of the Company at the market price on the date the Company incurred the loan. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

We have funded our cash needs for the three months ended March 31, 2007 with a series of debt and equity transactions.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2007 and $100,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through March 31, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $23,445 on hand and working capital of $626,773  as of March 31, 2007. Currently, we do not have enough cash to fund our operations for about six months. This is based on our current negative cash flows from operating activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2007 and approximately $100,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

*	Curtail new product launches

*	Limit our future marketing efforts to areas that we believe would be the most profitable.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

     On January 10, 2007, the Company issued 6,500,000 shares of Class A Common stock for payment of consulting services to several companies and individuals. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The Company calculated a stock-based compensation cost of total $699,554 and recognized $69,715 for the three months ended March 31, 2007. As of March 31, 2007, a deferred compensation is amounted to $281,628 and amortized on the straight-line method over the contract periods.

On February 2, 2007, the Company issued 1,000,000 shares of Class A Common stock for payment of consulting services to a consulting company. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The Company calculated a stock-based compensation cost of total $51,225 and recognized $12,806 for the three months ended March 31, 2007. As of March 31, 2007, a deferred compensation is amounted to $38,419 and amortized on the straight-line method over the contract periods.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

A preliminary Schedule 14C information statement was filed with the Securities and Exchange Commission to disclose a proposed corporate name change. A definitive Schedule 14C was filed with the Securities and Exchange Commission and mailed to our shareholders on or about May 18, 2007.

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the first quarter of 2007

(1)	On February 6, 2007, we filed a current report on Form 8-K to announce the change of our certifying accountant.

(2)
On March 6, 2007, we filed a current report on Form 8-K to announce that we entered into an Exclusive Import-Export Agency Agreement with DongUi Cosmetics Co. ("DongUi"), a corporation organized and existing under the laws of the Republic of Korea (South Korea), for business development in South Korea.

Reports on Form 8-K filed subsequent to the first quarter of 2007

(3)
On April 20, 2007, we filed a current report on Form 8-K to announce that we entered into an Exclusive Agency Agreement with Chengdu Derentang Pharmaceutical Ltd.("Derentang"), a corporation organized and existing under the laws of the People's Republic of China, for the sales of DAR.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  VOICE DIARY INC.
        (Registrant)

Dated: May 20, 2007
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