Form 10QSB
period 2007-06-30
CHINA HEALTH RESOURCE, INC.
filed 2007-08-20
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

          For the quarterly period ended: June 30, 2007

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________ to __________

Commission file number 000-50029

CHINA HEALTH RESOURCE INC.
f/k/a VOICE DIARY INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2007:

                       99,288,894 shares of Class A Common Stock of par value $0.01
                                     0 shares of Class B Common Stock of par value $0.01.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Voice Diary, Inc and Subsidiary
Unaudited Consolidated Balance Sheets
As of June 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,719
Accounts receivable	410,828
Note receivable-related party	192,093
Prepaid expenses	242,933
Inventory	6,156
Intangible assets	39
TOTAL CURRENT ASSETS	865,768

FIXED ASSETS
Property, plant, and equipment	638,843
Accumulated depreciation	(70,317)
TOTAL NET FIXED ASSETS	568,526

TOTAL ASSETS	$1,434,294

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$104,483
Other payables	13,101
Due to shareholders	83,258
Taxes payable	3,132
Notes payable - current portion	205,155
TOTAL CURRENT LIABILITIES	409,129

LONG-TERM LIABILITIES
Notes payable	209,415
TOTAL LONG-TERM LIABILITIES	209,415

TOTAL LIABILITIES	618,544

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
39,301,854 issued and outstanding, par value $0.01)	393,019
Common stock Class B ( 8,344 shares authorized,
2,000 issued and outstanding, par value $0.01)	20
Additional paid in capital	810,831
Accumulated other comprehensive income	35,930
Retained earnings (deficit)	(424,050)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	815,750

TOTAL LIABILITIES AND EQUITY	$1,434,294

The accompanying notes are an integral part of these financial statements.

Voice Diary, Inc and Subsidiary
Unaudited Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 2007 and 2006

	For the Three months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
REVENUES
Sales	$2,262	$95,076	$191,211	$221,524
Cost of sales	770	64,020	138,745	140,434
GROSS PROFIT	1,492	31,056	52,466	81,090

OPERATING EXPENSES
Selling, general, and administrative	151,428	48,139	347,345	60,004
Interest expense	6,880	6,437	14,663	11,124
TOTAL OPERATING EXPENSES	158,308	54,576	362,008	71,128

OPERATING INCOME (LOSS)	(156,816)	(23,520)	(309,542)	9,962

Non-business expenditure	-	1,244	-	1,244
NET INCOME (LOSS) BEFORE TAXES	(156,816)	(24,764)	(309,542)	8,718

INCOME TAX EXPENSE	-	(8,171)	-	2,877

NET INCOME (LOSS)	(156,816)	(16,593)	(309,542)	5,841

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	18,409	13,784	20,638	3,055

COMPREHENSIVE INCOME (LOSS)	$(138,407)	$(2,809)	$(288,904)	$8,896

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	36,779,632	1,083,151	38,040,743	1,083,151
Fully diluted	46,458,482	1,189,186	48,051,465	1,189,186

NET LOSS PER COMMON SHARE
Basic	**	**	**	**
Fully diluted	**	**	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Voice Diary, Inc and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2007 and 2006

	For the Six Months
	Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income after income tax	$(309,542)	$5,841
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	15,938	7,174
Amortization of prepaid expenses	108,410	-
Common stock issued for services	51,225	-
Accounts receivable	(22,749)	211,965
Inventory	(51)	5,261
Intangible assets	(39)	(38)
Accounts payable and accrued liabilities	(89,171)	1,987
Taxes payable	71	7,179
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(245,908)	239,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Non-cash reorganization in connection with reverse merger	-	(2,766)
Purchase of property, plant, and equipment	(52,335)	(374,881)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(52,335)	(377,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from and additions to short-term note	295	(42,339)
Proceeds from shareholder loan	83,258	-
Proceeds from sales of common stock equivalents	-	379,200
Note receivable from related party	-	(566,272)
Note payable from unrelated party	27,903	382,892
NET CASH PROVIDED BY FINANCING ACTIVITIES	111,456	153,481

FOREIGN CURRENCY TRANSLATION	20,638	3,055

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(166,149)	18,258

CASH AND CASH EQUIVALENTS:
Beginning of period	179,868	12,916
End of period	$13,719	$31,174

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts payable	$699,554	$-
Common stock issued for services	$51,225	$-

The accompanying notes are an integral part of these financial statements.

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

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

NOTE B - ORGANIZATION AND BUSINESS BACKGROUD

China Health Resource Inc., f/k/a Voice Diary Inc. (the “Company” or “CHRI”) was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through the exchange of shares of the Company with former shareholders of the Subsidiary. VDL was disposed on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, the former president of the Company. On May 21, 2007, the Company changed its name to “China Health Resource Inc.”.

On June 13, 2006, CHRI (“acquiree”) executed a Plan of Exchange with Sui Ning Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa” or ‘acquirer”), the shareholders of Yin Fa (the “Yin Fa Shareholders”) and the Majority Shareholder of the CHRI, pursuant to which six simultaneous transactions were consummated at closing, as follows: (1) settling the liabilities of CHRI, (2) 7,977,023 (pre-split) new shares of Class A Common Stock and 2,000 new shares of Class B Common Stock were deposited into the account of Escrow Agent via hand delivery by Mr. Hinkis in exchange for a payment of $264,000 in cash , (3) 1,305,000 (pre-split) shares of Class A Common Stock were deposited into the account of Escrow Agent via hand delivery by Mr. Hinkis in exchange for a payment of $136,000 in cash, and (4) the issuance of the new 30,000,000 (post-split) investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa, which should take no longer than 60 days (5) vending out the CHRI subsidiary after closing, and (6) retiring to the treasury the 744 shares of Class B Common Stock owned Mr. Hinkis at closing against payment of $74,000 and settlement of all unpaid salaries and severance pay to Mr. Hinkis in the amount of $100,000, both amounts was taken from the payment made to CHRI for the issued shares.

The Plan of Exchange was consummated on August 22, 2006; as a result, Yin Fa became a wholly-owned subsidiary of CHRI. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE B - ORGANIZATION AND BUSINESS BACKGROUD (CONT’D)

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

CHRI and its wholly owned subsidiary Yin Fa are hereafter referred to as (the “Company”).

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

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

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

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Income Taxes (cont'd)
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

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  There has been no impairment as of June 30, 2007.

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

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2007 and 2006 is summarized as follows:

Cash paid during the six months ended June 30, 2007 and 2006 for interest and income taxes:

2007                      2006

Income Taxes                                   $ 71                       7,179
Interest                                            $ -0-                          -0-

NOTE E - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual consolidated financial statements.  It also requires segment disclosures about products and services, geographic areas, and major customers.  The Company determined that it did not have any separately reportable operating segments as of June 30, 2007 and 2006.

NOTE F - NOTE RECEIVABLE

As of June 30, 2007, the company has a note receivable from a related-party with a total balance due of $192,093. The note was scheduled due on May 29, 2007 with interest accruing at 6.12% per annum.

NOTE G - NOTES PAYABLE - CURRENT AND LONG-TERM

As of June 30, 2007, notes payable consist of the following:

	June 30,
	2007	2006
Secured note payable to an unrelated party.
Bearing 2.4 % interest - final payment due October 2006	$0	$353,944

Secured note payable to an unrelated party.
Bearing 6.3 % interest Principal payments due
12/31/2007 and 12/31/2008 equal payments of $ 198,105	$414,570	0
TOTAL	$414,570	353,944

Before December 31, 2007	$198,105
Before December 31, 2008	198,104
TOTAL	$396,209

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE H - COMMITMENTS

The Company leases its warehouse for approximately $1,478 per year, which expires March 14, 2008.

Future annual lease payments are as follows:
March 15, 2007 to March 14, 2008	$1,478
TOTAL	$1,478

The Company leases farm land of approximately 80,000 sq meters from a cooperative of farmers.  The lease expires in December 2017. Total Rent Expense for June 30, 2007 was $1,614.

Future annual lease payments are as follows:

Year Ending December 31, 2007	$6,455
2008	6,455
2009	6,455
2010	6,455
2011	6,455
2012 and beyond	38,730
TOTAL	$71,005

NOTE I - RELATED-PARTY TRANSACTIONS

The former shareholders of the Company were Sichuan Suining Yingfa Resource Development Group Co., Ltd., Suining Yingfa Construction Materials Company Ltd, and Sichuan Yingfa Resource Development Co., Ltd. (the Yingfa group). According to the Temporary Resolution of the Shareholders' Meeting of the Company held on January 20, 2006, 240 thousands of shares held by Sichuan Suining Yingfa Resource Development Group Co., Ltd were transferred to Lixin, 50 thousands of shares were transferred to Lian Xiaojian and 10 thousands of shares were transferred to Deng Xulan; 200 thousands of shares held by Sichuan Yingfa Resource Development Co.,Ltd were transferred to Deng Xulan; 30 thousands of shares held by Suining Yingfa Construction Materials Company Limited were transferred to Deng Xula, 70 thousands of shares were transferred to Wang Jiayin.

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

As of June 30, 2007, the company has a note receivable from a related-party with a total balance due of $192,093. The note was scheduled due on May 29, 2007 with interest at 6.12%.

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE J - LOANS FROM SHAREHOLDER

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of June 30, 2007 is $83,258. The loan from shareholder has the option to convert in two years into common stock of the Company at the market price on the date the Company incurred the loan. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

NOTE K -COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit. For the six months ended June 30, 2007 and 2006, total comprehensive income was $20,638 and comprehensive income of $3,055 respectively.

NOTE L - GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company has accumulated deficit of $424,050 and a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Company's capital deficiency, (2) refinance existing debt on assets, (3) increase marketing of products to additional geographical areas, such as China and South Korea.

NOTE M - INCOME TAXES

Due to operating losses, there was no provision for current federal or state income taxes for the six months ended June 30, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2007 consists of net operating loss carry-forward calculated using prevailing PRC tax rates equating to approximately $64,000 less a valuation allowance in the amount of $64,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $64,000 compared to the same period in 2006 due to reorganization.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company’s total deferred tax asset as of June 30, 2007 is as follows:

	2007	2006

Net operating loss carry-forwards	$64,000	$-0-
Valuation Allowance	(64,000)	(-0-)

	$-0-	$-0-
Prevailing PRC tax rate	15%	15%

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate has no income taxes accrued as of June 30, 2007 due to operating losses.

VOICE DIARY, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006

NOTE N -EQUITY TRANSACTIONS

On January 10, 2007, the Company issued 6,500,000 shares of Class A Common stock for payment of consulting services to several companies and individuals. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The Company calculated a stock-based compensation cost of total $699,554 and recognized $134,023 for the six months ended June 30, 2007. As of June 30, 2007, a deferred compensation is amounted to $217,320 and amortized on the straight-line method over the contract periods.

On February 2, 2007, the Company issued 1,000,000 shares of Class A Common stock for payment of consulting services to a consulting company. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The Company calculated a stock-based compensation cost of total $51,225 and recognized $25,612 for the six months ended June 30, 2007. As of June 30, 2007, a deferred compensation is amounted to $25,613 and amortized on the straight-line method over the contract periods.

On June 8, 2007, Deng Shu Lan, the former president of Yin Fa, resigned from all positions in Yin Fa. Pursuant to an oral termination agreement, Deng Shu Lan transferred Zheng Zhimin, the new Vice President of Yin Fa, 2,000 shares of Class B Common stock of the Company, which were converted into 10,342,593 Class A Common Stock on July 9, 2007.

NOTE O -SUBSEQUENT EVENT

On July 23, 2007, the Company effected a forward stock split of the Company's Class A Common Stock, pursuant to the Delaware General Corporation Law, "no dissenters' rights under the Delaware General Corporation Law are afforded to the Company's stockholders as a result of the adoption of this resolution", exchanging one (1) existing shares of Class A Common Stock for two (2) shares of post forward split Class A Common Stock. The number of outstanding shares of the Company’s Class A common stock was increased from 49,644,447 to 99,288,894 shares and par value of its Class A common stock was unchanged at $0.01.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL DESCRIPTION OF BUSINESS

    As used herein the terms "we", "us", "our," the “Registrant,” “CHRI” and the "Company" means, China Health Resource Inc., a Delaware corporation. These terms also refer to our subsidiary corporation, Sui Ning Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa”) acquired in August 2006.

    The Company was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of shares of the Company with former shareholders of the Subsidiary. VDL was disposed on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, the former president of the Company. On May 21, 2007, we changed our name to China Health Resource Inc. to more accurately reflect our business after a stock exchange transaction with Yin Fa.

    On June 13, 2006, CHRI (acquiree) executed a Plan of Exchange with Yin Fa (acquirer), the shareholders of Yin Fa and the Majority Shareholder of the CHRI, pursuant to which CHRI issued the new 30,000,000 (post-split) investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa. As a result, Yin Fa became a wholly-owned subsidiary of CHRI. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

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

Revenues

Revenues were $2,262 and $191,211 for the three and six months ended June 30, 2007, respectively, decreasing by $92,814 and $30,313 compared to revenues of $95,076 and $221,524 for the same periods ended June 30, 2006, respectively. The significant decrease in revenue during the second quarter of 2007 was primarily due to the unusual weather, such as pour and flood, occurred in this period. The sales revenues were due primarily to sales of DAR, which is seasonal due to the growth circle of DAR, and significantly affected by the weather. DAR is mature and suitable for harvest in June or July every year, the prime season is from July to October. The Company recognized revenue at the time the product was delivered and title had passed to the customer.  Cash discounts were recognized as an expense in the period in which it actually occurred.  Sales allowances were recorded as a reduction of revenue in the period in which they occurred.  Revenue was presented net of returns. The Company’s sales arrangements were not subject to any warranties. The Company did not record any product returns for the three and six months ended June 30, 2007 and 2006. The Company expects the revenue will be low during the second half year of 2007 as DAR plants were significantly impaired by the unusual weather.

Income / Loss

The Company had net losses of $156,816, or less than $.01 per common share, and $309,542, or less than $.01 per common share, for the three and six months ended June 30, 2007, respectively, versus net loss of $16,593, or less than $.01 per common share, for the three months ended June 30, 2006, and net income of $5,841, or less than $.01 per common share, for the six months ended June 30, 2006. The net loss during the three and six months ended June 30, 2007 was due primarily to the insufficient gross profit resulting from low revenue in these period to cover the operating expenses. The relatively high operating expenses consisted of the Chinese new year bonuses and non-cash consulting expenses, which were $77,114 and $159,635 for the three and six months ended June 30, 2007, respectively. The non-cash consulting expenses were the result of the issuance of 7,500,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements, resulting in total expenses of $750,799 for services rendered, which was booked pro rata within the relative service periods.

The Company expects to incur losses from operations during fiscal year 2007. There can be no assurance that the Company will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and six months ended June 30, 2007 were $158,308 and $362,008, respectively, compared to operating expenses of $54,576 and $71,128 for the same periods ended June 30, 2006, respectively. The high operating expenses for the three and six months ended June 30, 2007 were due primarily to the Chinese new year bonuses, which was equal to one-month salaries, and non-cash consulting expenses, which were $77,114 and $159,635 for the three and six months ended June 30, 2007, respectively. The non-cash consulting expenses were the result of the issuance of 7,500,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements, resulting in total expenses of $750,799 for services rendered, which was booked pro rata within the relative service periods.

Cost of Sales

Cost of sales includes expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of sales items. During the three and six months ended June 30, 2007, we had $770 and $138,745 in cost of sales, respectively, versus cost of sales of $64,020 and $140,434 during the three and six months ended June 30, 2006, respectively. The unusually low cost of sales in the second quarter of 2007 due to small sales revenue in this period impacted by the unusual weather. The cost of sales as a percentage of sales was high during these periods due to the purchase of some ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. The efficient way to lower the cost of sales is increasing the output of DAR.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations during this period. The Company believes that they can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $245,908 for the six months ended June 30, 2007, compared to cash flows provided by operating activities were $239,369 for the six months ended June 30, 2006. Negative cash flows from operations in the first six months of 2007 were due primarily to the net loss of $309,542, the increase in accounts receivable by $22,749, and the decrease in accounts payable by $89,171 during this period. Cash flows from operation during the six months ended June 30, 2006 was primarily attributable to the decrease in accounts receivable by $211,965 during this period.

Cash flows used in investing activities were $52,335 for the six months ended June 30, 2007, which were due primarily to the purchase of property and equipment in the first six months of 2007. Cash flows used in investing activities were $377,647 for the six months ended June 30, 2006, which were attributable to the purchase of property and equipment in the period.

Cash flows provided by financing activities were $111,456 and $153,481 for the six months ended June 30, 2007 and 2006, respectively. The cash flows from financing activities during the first six months of 2007 were primarily attributable to a note from unrelated party of $27,903, and a shareholder loan of $83,258, which was due primarily to all necessary overseas consulting and advising fees, lawyer fees, and accounting fees incurred from period to period paid out of a shareholder's own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The loan from the shareholder has the option to convert in two years into common stock of the Company at the market price on the date the Company incurred the loan. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

We have funded our cash needs for the six months ended June 30, 2007 with a series of debt and equity transactions.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2007 and $100,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through June 30, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $13,719 on hand and working capital of $456,639 as of June 30, 2007. Currently, we do not have enough cash to fund our operations for about six months. This is based on our current negative cash flows from operating activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2007 and approximately $100,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

    On June 8, 2007, Deng Shu Lan, the former president of Yin Fa, resigned from all positions in Yin Fa. Pursuant to an oral termination agreement, Deng Shu Lan transferred Zheng Zhimin, the new Vice President of Yin Fa, 2,000 shares of Class B Common stock of the Company, which were converted into 10,342,593 Class A Common Stock on July 9, 2007.

    On July 23, 2007, the Company effected a forward stock split of Company's Class A Common Stock, pursuant to the Delaware General Corporation Law, "no dissenters' rights under the Delaware General Corporation Law are afforded to the company's stockholders as a result of the adoption of this resolution", exchanging one (1) existing shares of Class A Common Stock for two (2) shares of post forward split Class A Common Stock. The number of outstanding shares of the Company’s Class A common stock was increased from 49,644,447 to 99,288,894 shares and par value of its Class A common stock was unchanged at $0.01.

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

Reports on Form 8-K filed in the second quarter of 2007

(1)
On April 20, 2007, we filed a current report on Form 8-K to announce that we entered into an Exclusive Agency Agreement with Chengdu Derentang Pharmaceutical Ltd.("Derentang"), a corporation organized and existing under the laws of the People's Republic of China, for the sales of DAR.

(2)	On June 21, 2007, we filed a current report on Form 8-K to announce that we executed a 1 for 2 forward stock split of our Class A Common Stock, which took effective at July 23, 2007.

Reports on Form 8-K filed subsequent to the second quarter of 2007

(3)
On July 23, 2007, we filed a current report on Form 8-K to announce the resignation of Deng, Shu Lan, the former president of Yin Fa, and the stock transfer for the 2,000 shares of Class B Common Stock of the Company.

SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE DIARY INC. (Registrant)

Dated: August 16, 2007	By:	/s/ Wang, Ji Guang
Wang, Ji Guang
President and Director

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.