Form 10QSB
period 2007-09-30
CHINA HEALTH RESOURCE, INC.
filed 2007-11-19
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 16, 2007:

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

China Health Resource, Inc and Subsidiary
Unaudited Consolidated Balance Sheet
As of September 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,193
Accounts receivable	384,972
Note receivable-related party	192,093
Prepaid expenses	2,198,555
Inventory	6,862
Intangible assets	40
TOTAL CURRENT ASSETS	2,960,715

FIXED ASSETS
Property, plant, and equipment	588,312
Accumulated depreciation	(82,893)
NET FIXED ASSETS	505,419

NON CURRENT ASSETS
Long term deferred assets	85,650

TOTAL ASSETS	$3,551,784

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$119,507
Short term loan	212,602
Due to shareholders	83,258
Taxes payable	3,177
Notes payable - current portion	212,700
TOTAL CURRENT LIABILITIES	631,244

LONG-TERM LIABILITIES
Notes payable	221,282
TOTAL LONG-TERM LIABILITIES	221,282

TOTAL LIABILITIES	852,526

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
99,288,894 issued and outstanding, par value $0.01)	992,889
Common stock Class B ( 8,344 shares authorized,
2,000 issued and outstanding, par value $0.01)	20
Additional paid in capital	2,234,082
Accumulated other comprehensive income	38,235
Retained earnings (deficit)	(565,968)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,699,258

TOTAL LIABILITIES AND EQUITY	$3,551,784

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc and Subsidiary
Unaudited Consolidated Statement of Operations and Comprehensive Income
For the Three and Nine Months Ended September 30, 2007 and 2006

	For the Three months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
REVENUES
Sales	$8,908	$393,514	$200,119	$609,229
Cost of sales	8,143	292,141	146,888	431,014
GROSS PROFIT	765	101,373	53,231	178,215

OPERATING EXPENSES
Selling, general, and administrative	132,385	167,349	479,730	259,026
TOTAL OPERATING EXPENSES	132,385	167,349	479,730	259,026

OPERATING INCOME (LOSS)	(131,620)	(65,976)	(426,499)	(80,811)

OTHER INCOME (EXPENSES)
Financial income, net	-	-	-	23,555
Interest income (expense)	(12,587)	(1,724)	(27,250)	(20,234)
Non-business income (expense)	2,289	721	2,289	1,538
TOTAL OTHER INCOME (EXPENSES)	(10,298)	(1,003)	(24,961)	4,859

NET INCOME (LOSS) BEFORE TAXES	(141,918)	(66,979)	(451,460)	(75,952)

INCOME TAX EXPENSE	-	19,364	-	11,185

NET INCOME (LOSS)	(141,918)	(86,343)	(451,460)	(87,137)

INCOME FROM DISCONTINUED OPERATIONS	-	148,461	-	148,461

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	2,305	-	22,943	13,955

COMPREHENSIVE INCOME (LOSS)	$(139,613)	$62,118	$(428,517)	$75,279

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	85,567,720	38,227,328	53,883,069	28,773,078

NET LOSS PER COMMON SHARE
Basic	**	**	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

	For the Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income after income tax	$(451,460)	$61,323
Depreciation	28,514	45,914
Common stock issued for services	2,074,346	-
Adjustments to reconcile net income to
net cash used in operating activities:
Accounts receivable	3,107	(778,658)
Prepayment	(1,847,212)
Inventory	(757)	(8,677)
Intangible assets	(40)	(38)
Accounts payable and accrued liabilities	(74,147)	(100,775)
Taxes payable	116	35,700
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(267,533)	(745,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Non-cash reorganization in connection with reverse merger	-	80,325
Investment in subsidiary	-	453,091
Deferred assets	(85,650)	-
Purchase of property, plant, and equipment	(1,804)	(578,857)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(87,454)	(45,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from and additions to short-term note	199,796	12,640
Proceeds from shareholder loan	83,258	-
Subscription receivable	-	10,000
Proceeds from sales of common stock equivalents	-	264,000
Proceeds from retirement of common stock	-	(74,000)
Note payable from unrelated party	47,315	711,452
NET CASH PROVIDED BY FINANCING ACTIVITIES	330,369	924,092

FOREIGN CURRENCY TRANSLATION	22,943	13,955

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,675)	147,395

CASH AND CASH EQUIVALENTS:
Beginning of period	179,868	2,766
End of period	$178,193	$150,161

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts payable	$699,554	$-
Common stock issued for services	$2,074,346	$-

The accompanying notes are an integral part of these financial statements.

CHINA HEALTH RESOURCE, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

NOTE B - ORGANIZATION AND BUSINESS BACKGROUD

China Health Resource Inc., f/k/a Voice Diary Inc. (the “Company” or “CHRI”) was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through the exchange of shares of the Company with former shareholders of the Subsidiary. VDL was disposed of on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, the former president of the Company. On May 21, 2007, the Company changed its name to “China Health Resource Inc.”.

On June 13, 2006, CHRI (“acquiree”) executed a Plan of Exchange with Sui Ning Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa” or ‘acquirer”), the shareholders of Yin Fa (the “Yin Fa Shareholders”) and the Majority Shareholder of the CHRI, pursuant to which six simultaneous transactions were consummated at closing, as follows: (1) settlement of the liabilities of CHRI, (2) a deposit of 7,977,023 (pre-split) new shares of Class A Common Stock and 2,000 new shares of Class B Common Stock via hand delivery by Mr. Hinkis in exchange for a payment of $264,000 in cash , (3) a deposit of 1,305,000 (pre-split) shares of Class A Common Stock via hand delivery by Mr. Hinkis in exchange for a payment of $136,000 in cash, (4) the issuance of  30,000,000 (post-split) investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of the shares of registered capital of Yin Fa, (5) vending out the CHRI subsidiary after closing, and (6) retirement of 744 shares of Class B Common Stock owned Mr. Hinkis at closing against payment of $74,000 and settlement of all unpaid salaries and severance pay to Mr. Hinkis in the amount of $100,000, of which both amounts was taken from the payment made to CHRI for the issued shares.

The Plan of Exchange was consummated on August 22, 2006; as a result, Yin Fa became a wholly-owned subsidiary of CHRI. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

CHINA HEALTH RESOURCE, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

CHINA HEALTH RESOURCE, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

CHINA HEALTH RESOURCE, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  There has been no impairment as of September 30, 2007.

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

CHINA HEALTH RESOURCE, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2007 and 2006 is summarized as follows:

Cash paid during the nine months ended September 30, 2007 and 2006 for interest and income taxes:

2007                            2006

Income Taxes                                      $ -0-                          $    -0-
Interest                                                $ -0-                          $1,850

NOTE E - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual consolidated financial statements.  It also requires segment disclosures about products and services, geographic areas, and major customers.  The Company determined that it did not have any separately reportable operating segments as of September 30, 2007 and 2006.

NOTE F - NOTE RECEIVABLE

As of September 30, 2007, the company has a note receivable from a related-party with a total balance due of $192,093. The note has no definite due date but with interest accruing at 6.12% per annum.

NOTE G - NOTES PAYABLE - CURRENT AND LONG-TERM

As of September 30, 2007, notes payable consist of the following:

	September 30,
	2007	2006
Secured note payable to an unrelated party.
Bearing 2.4 % interest - final payment due October 2006	$0	$349,961

Secured note payable to an unrelated party.
Bearing 6.3 % interest Principal payments due
12/31/2007 and 12/31/2008	$433,982	361,491
TOTAL	$433,982	711,452

Before December 31, 2007	$212,700
Before December 31, 2008	221,282
TOTAL	$433,982

CHINA HEALTH RESOURCE, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE H - COMMITMENTS

The Company leases its warehouse for approximately $1,478 per year, which expires March 14, 2008.

Future annual lease payments are as follows:
March 15, 2007 to March 14, 2008	$1,478
TOTAL	$1,478

The Company leases farm land of approximately 861,000 sq feet from a cooperative of farmers.  The lease expires in December 2017. Total Rent Expense for June 30, 2007 was $1,614.

Future annual lease payments are as follows:

Year Ending December 31, 2007	$6,455
2008	6,455
2009	6,455
2010	6,455
2011	6,455
2012 and beyond	38,730
TOTAL	$71,005

The Company leases its office space of approximately 3,600 sq feet for sales and marketing.  The lease commences in July 2007 and expires in June 2027. Total Rent Expense for the three months ended September 30, 2007 was $11,573.

Future annual lease payments are as follows:

Year Ending December 31, 2007	$23,146
2008	46,292
2009	46,292
2010	46,292
2011	53,785
2012	62,750
…
TOTAL	$2,023,121

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

As of September 30, 2007, the company has a note receivable from a related-party with a total balance due of $192,093. The note has no definite due date but with accruing interest at 6.12%.

CHINA HEALTH RESOURCE, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE J - LOANS FROM SHAREHOLDER

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of September 30, 2007 is $83,258. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

NOTE K -COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit. For the nine months ended September 30, 2007 and 2006, total comprehensive incomes were $22,943 and $13,955, respectively.

NOTE L - GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company has accumulated deficit of $565,968 and a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Company's capital deficiency, (2) refinance existing debt on assets, (3) increase marketing of products to additional geographical areas, such as China and South Korea.

NOTE M - INCOME TAXES

Due to operating losses, there was no provision for current federal or state income taxes for the nine months ended September 30, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2007 consists of net operating loss carry-forward calculated using prevailing PRC tax rates equating to approximately $85,000 less a valuation allowance in the amount of $85,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $85,000 compared to the same period in 2006 due to reorganization.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company’s total deferred tax asset as of September 30, 2007 is as follows:

	2007	2006

Net operating loss carry-forwards	$85,000	$-0-
Valuation Allowance	(85,000)	(-0-)

	$-0-	$-0-
Prevailing PRC tax rate	15%	15%

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate has no income taxes accrued as of September 30, 2007 due to operating losses.

CHINA HEALTH RESOURCE, INC. AND SUBSIDAIRY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006

NOTE N -EQUITY TRANSACTIONS

On January 10, 2007, the Company issued 6,500,000 shares of Class A Common stock for payment of consulting services to several companies and individuals. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The Company calculated a stock-based compensation cost of total $699,554 and recognized $177,143 for the nine months ended September 30, 2007. As of September 30, 2007, a deferred compensation is amounted to $174,200 and amortized on the straight-line method over the contract periods.

On February 2, 2007, the Company issued 1,000,000 shares of Class A Common stock for payment of consulting services to Greentree Financial Group, Inc. for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to our structure, management, operation and subsidiaries;
-	The preparation and implementation of a new business plan and a future growth strategy;
-	Assistance with preparation of applicable filings with the SEC;
-	Assistance with preparation of financial statements;
-	EDGAR services
-	Assistance with preparation of applicable filings with the SEC;
-	Assistance with preparation of financial statements;
-	EDGAR services
-	Advise on procedures, regulations, and compliance of a public listed company;

The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The Company calculated a stock-based compensation cost of total $51,225 and recognized $38,418 for the nine months ended September 30, 2007. As of September 30, 2007, a deferred compensation is amounted to $12,806 and amortized on the straight-line method over the contract periods.

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

On August 15, 2007, the Company's Board of Directors approved to pay for the total rent of a 20-year leasing property by the issuance of 2,000 shares of Class B Common Stock to Lian, Xiao Jian, the owner of a property. Pursuant to the terms and conditions of the Contract of Lease Property, dated June 29, 2007, the total payment of the rent for 20 years leasing period is $2,023,121 and the leasing property is approximately 3,600 square feet. The lease commences in July 2007 and expires in June 2027. Total rent expense for the three months ended September 30, 2007 was $11,573.

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

    On June 13, 2006, CHRI (acquiree) executed a Plan of Exchange with Yin Fa (acquirer), the shareholders of Yin Fa and the Majority Shareholder of the CHRI, pursuant to which CHRI issued 30,000,000 (post-split) investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa. As a result, Yin Fa became a wholly-owned subsidiary of CHRI. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

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

    In 2004 and 2005, the Company and Sichuan Yingfa Resource Development Co., Ltd., ("Sichuan") began the process of applying for a Good Agricultural Practice of Medical Plants and Animals (GAP) certification for DAR. The Company documented the standards for DAR pursuant to the guidelines established by European GAP. Such standards cover environmental quality, seed quality, minimum pesticides, and fertilizer standards. The project involves approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of outsourcing fields. The proposed standards passed the inspection of the Chinese State Food and Drug Administration (SFDA), and the SFDA made the final, official announcement on February 26, 2006. A GAP certificate means that the planning, quality, and manufacturing of DAR meet a high and certifiable standard.  The GAP certificate is in the name of Sichuan and the Company manages the processing and sales of DAR. Since many of the standards for DAR listed on the authentication were established by the Company, the Company believes it will aid in a competitive advantage in the marketplace.

    Currently, the DAR related products include the Bai Ling Capsule, Yi Shen Capsule, DAR slices and DAR scent bag, which have been certified by SFDA and are being sold into the market via regional distributors throughout China. The Company will continue to explore the application for DAR in a range of foods, medicines and cosmetics.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

Revenues

Revenues were $8,908 and $200,119 for the three and nine months ended September 30, 2007, respectively, decreasing by $384,606 and $409,110 compared to revenues of $393,514 and $609,229 for the same periods ended September 30, 2006, respectively. The significant decrease in revenue during the third quarter of 2007 was primarily due to the unusual weather, such as pour and flood, occurred in this period. The sales revenues were due primarily to sales of DAR, which is seasonal due to the growth circle of DAR, and significantly affected by the weather. DAR is mature and suitable for harvest in June or July every year, the prime season is from July to October. The Company recognized revenue at the time the product was delivered and title had passed to the customer.  Cash discounts were recognized as an expense in the period in which it actually occurred.  Sales allowances were recorded as a reduction of revenue in the period in which they occurred.  Revenue was presented net of returns. The Company’s sales arrangements were not subject to any warranties. The Company did not record any product returns for the three and nine months ended September 30, 2007 and 2006. The Company expects the revenue will be low during the second half year of 2007 as DAR plants were significantly impaired by the unusual weather.

Income / Loss

The Company had net losses of $141,918, or less than $.01 per common share, and $451,460, or less than $.01 per common share, for the three and nine months ended September 30, 2007, respectively, versus net loss of $86,343, or less than $.01 per common share, for the three months ended September 30, 2006, and net loss of $87,137, or less than $.01 per common share, for the nine months ended September 30, 2006. The net loss during the three and nine months ended September 30, 2007 was due primarily to the insufficient gross profit resulting from low revenue in these period to cover the operating expenses. The relatively high operating expenses consisted of the non-cash consulting expenses, which were $55,926 and $215,561 for the three and nine months ended September 30, 2007, respectively. The non-cash consulting expenses were the result of the issuance of 7,500,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements, resulting in total expenses of $750,779 for services rendered, which was booked pro rata within the relative service periods.

The Company expects to incur losses from operations during fiscal year 2007. There can be no assurance that the Company will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and nine months ended September 30, 2007 were $132,385 and $479,730, respectively, compared to operating expenses of $167,349 and $259,026 for the same periods ended September 30, 2006, respectively. The high operating expenses for the three and nine months ended September 30, 2007 were due primarily to the non-cash consulting expenses, which were $55,926 and $215,561 for the three and nine months ended September 30, 2007, respectively. The non-cash consulting expenses were the result of the issuance of 7,500,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements, resulting in total expenses of $750,799 for services rendered, which was booked pro rata within the relative service periods.

Cost of Sales

Cost of sales includes expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of sales items. During the three and nine months ended September 30, 2007, we had $8,143 and $146,888 in cost of sales, respectively, versus cost of sales of $292,141 and $431,014 during the three and nine months ended September 30, 2006, respectively. The unusually low cost of sales in the third quarter of 2007 due to small sales revenue in this period impacted by the unusual weather. The cost of sales as a percentage of sales was high during these periods due to the purchase of some ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. The efficient way to lower the cost of sales is increasing the output of DAR.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations during this period. The Company believes that they can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $267,533 and $745,211 for the nine months ended September 30, 2007 and 2006, respectively. Negative cash flows from operations in the nine months ended September 30, 2007 were due primarily to the net loss of $451,460, the decrease in accounts payable and accrued liabilities by $74,147. Negative cash flows from operation during the nine months ended September 30, 2006 was primarily attributable to the increase in accounts receivable by $778,658 and decrease in accounts payable and accrued liabilities by $100,775 during this period.

Cash flows used in investing activities were $87,454 for the nine months ended September 30, 2007 due primarily to the purchase of property and equipment and deferred assets of $85,650 in the period. Cash flows used in investing activities were $45,441 for the nine months ended September 30, 2006 attributable to the purchase of property and equipment of $578,857, partially offset by investment in subsidiary of $453,091 in the period.

Cash flows provided by financing activities were $330,369 and $924,092 for the nine months ended September 30, 2007 and 2006, respectively. The cash flows from financing activities during the nine months ended September 30, 2007 were primarily attributable to a note from unrelated party of $47,315, the proceeds from a short term note of $199,796 and a shareholder loan of $83,258, which was due primarily to all necessary overseas consulting and advising fees, lawyer fees, and accounting fees incurred from period to period paid out of a shareholder's own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company. Positive cash flows from financing activities during the nine months ended September 30, 2006 due primarily to the proceeds from sales of common stock equivalents of $264,000 and a note from unrelated party of $711,452.

We have funded our cash needs for the nine months ended September 30, 2007 with a series of debt and equity transactions.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2007 and $100,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through September 30, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $178,193 on hand and working capital of $2,329,471 as of September 30, 2007. Currently, we do not have enough cash to fund our operations for about six months. This is based on our current negative cash flows from operating activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2007 and approximately $100,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

On August 15, 2007, the Company's Board of Directors approved to pay for the total rent of a 20-year leasing property by the issuance of 2,000 shares of Class B Common Stock to Lian, Xiao Jian, the owner of a property. Pursuant to the terms and conditions of the Contract of Lease Property, dated June 29, 2007, the total payment of the rent for 20 years leasing period is approximately $2,000,000 and the leasing property is approximately 3,600 square feet.

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

Reports on Form 8-K filed in the third quarter of 2007

(1)
On July 23, 2007, we filed a current report on Form 8-K to announce the resignation of Deng, Shu Lan, the former president of Yin Fa, and the stock transfer for the 2,000 shares of Class B Common Stock of the Company.

(2)	On August 31, 2007, we filed a current report on Form 8-K to announce the issuance of 2,000 shares of Class B Common Stock for the rental payment of a 20-year leasing property.

Reports on Form 8-K filed subsequent to the third quarter of 2007

None.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH RESOURCE INC. (Registrant)

Dated: November 16, 2007	By:	/s/ Wang, Ji Guang
Wang, Ji Guang
President and Director

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.