Form 10KSB
period 2007-12-31
CHINA HEALTH RESOURCE, INC.
filed 2008-04-14
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to
Commission File Number: 000-50029

 CHINA HEALTH RESOURCE INC.
f/k/a VOICE DIARY INC.
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
Common Stock, Class A and Class B, $.01 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Registrant’s revenues for its fiscal year ended December 31, 2007 were $725,529.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the close price of $.011 reported by brokers, as of April 14, 2008, was approximately $901,636.

At April 14, 2008, the registrant had outstanding 104,288,894 shares of par value $.01 Class A Common Stock, of which approximately 81,966,906 shares were held by non-affiliates, and 2,000 shares of par value $.01 Class B Common Stock, of which none was held by non-affiliates.
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

PART I

Item 1. Description of Business.

General

As used in this Annual Report, the terms "we", "us", "our," the “Registrant,” “CHRI” and the "Company" means, China Health Resource Inc., a Delaware corporation. These terms also refer to our subsidiary corporation, Sui Ning Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa”) acquired in August 2006.

    We were incorporated in the State of Delaware on February 26, 2002. In June and July 2002, we acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of shares of the Company with former shareholders of the Subsidiary. VDL was disposed on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, our former president. On May 21, 2007, we changed our name to China Health Resource Inc. to more accurately reflect our business after a stock exchange transaction with Yin Fa.

Mergers or Acquisitions

    On June 13, 2006, CHRI (acquirer) executed a Plan of Exchange with Yin Fa (acquiree), the shareholders of Yin Fa and the then majority shareholders of the Voice Diary, Inc., pursuant to which CHRI issued 30,000,000 (post-split) new investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa. As a result, Yin Fa became a wholly-owned subsidiary of CHRI. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

    Since the completion of the Plan of Exchange, CHRI has changed its core business to pharmaceuticals and continued the operations of Yin Fa. Yin Fa is a Chinese pharmaceutical company focused on developing and commercializing Dahurian Angelica Root, a popular traditional Chinese medicine. Our business plan includes distributing Dahurian Angelica Root and its related products for the treatment of pain, swelling and pustule. Dahurian Angelica Root is a popular herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in Sichuan Province is a major planting area for DAR as a result of local climates and soil. Production output and quality of DAR in this area are considered by some to be the best in China. In May 2005, we started the process of applying for GAP (Good Agricultural Practice of Medical Plants and Animals) certification for DAR, in cooperation with Sichuan Yinfa Resource Development Group Co. Ltd., our affiliate ("Yinfa Resource"). We met the standards for DAR in accordance with the guidelines established by European GAP. Such standards cover environment quality, seed quality, minimum pesticides, and fertilizer standards. The proposed standards were adopted by the Chinese State Food and Drug Administration (SFDA). Our new GAP project involves approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of fields run by companies we have hired, all of which passed inspection by the SFDA on February 26, 2006. The GAP certificate has been issued in name of our partner Yinfa Resource. GAP certification means that our planning, quality, and manufacturing of DAR have met a high and certifiable standard.

    Yin Fa was founded on April 24, 2001, with a registered capital of $125,000 (RMB 1,000,000), and total assets of $1,475,795 (net assets of $2,962,552 as of December 31, 2007). Yin Fa's business incorporates a self-owned production base and a network of DAR associates, farmers and R&D affiliates. We believe our business model will help facilitate the process of growing DAR, R&D, commercializing DAR, sales and marketing. CHRI's current DAR related products include the Bai Ling Capsule, Yi Shen Capsule, DAR slices and DAR scent bag, all of which have been certified by the SFDA and are being sold into the market via regional distributors throughout China. We will continue to explore the development and addition of DAR in a range of foods, medicines and cosmetics.

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

    In addition, we have adopted the following product development and commercialization strategies:

    Commercialize GAP DAR products. We plan to develop DAR products that have best quality assured by GAP over current non-GAP DAR products available in the market, which may include DAR seeds to pharmaceutical factories as raw material, or DAR related products, such as DAR slice, DAR extract, Bai Ling Capsule etc. to the end users. We believe that our DAR and DAR related products will be competitive in the market due to their improved and certified efficacy.

Develop sales and marketing functions across multiple DAR products. We intend to build over time a pharmaceutical company which may take advantage of the local resources of DAR and develop and commercialize DAR and its related products. We believe that its commercialization strategy will allow us to fully enhance the value of its DAR product and retain significant control over its development and commercial activities. In order to facilitate the sales channel for DAR, we are considering several sales and marketing strategies, including building up nation-wide network in China via regional distributors. We also enter into agreements with other pharmaceutical companies which will take DAR as raw material. For example, on April 18, 2007, we entered into an Exclusive Agency Agreement with Chengdu Derentang Pharmaceutical Ltd. ("Derentang"), the largest Chinese medicine distributor in Sichuan province of China, who owns approximately 600 medical franchise stores throughout China, of which 120 stores in Sichuan. Pursuant to the Agreement we act as the exclusive supplier of Derentang for DAR in the Sichuan area and Derentang sells our DAR products at all of their medical franchise stores. The agreement will expire in 2012.

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

    On March 6, 2007, we entered into an Exclusive Import-Export Agency Agreement with DongUi Cosmetics Co. ("DongUi"), a corporation organized and existing under the laws of the Republic of Korea (South Korea), for business development in South Korea. The Agreement will expire in 2017.

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

Employees

    As of December 31, 2007, we had 31 full-time employees, including 5 office executives, 12 specialists in researching and developing traditional Chinese medicines. All employees are working in our subsidiary located in China.

Risk Factors

    There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.

We have incurred losses from operations, which may have impact on implementing our business plan

    We had net losses of $226,048 and $155,233 for the years ended December 31, 2007 and 2006, respectively, which may have impact on implementing our business plan.

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

    We anticipate that our existing capital resources and expected product sales will enable us to maintain our current operations for at least the next 12 months. We may need additional capital to fund our operations beyond 2008. Our requirements for additional capital could be substantial and will depend on many other factors, including:

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

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in the Renminbi. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 6.5% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and August 31, 2007. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent our future revenues are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

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

On June 29, 2007, we leased a property of approximately 3,600 square feet in Chengdu, the capital city of Si Shuan Province, for our marketing and sales department. The lease is for 20 years and will expire in 2027. The total payment of the rent for 20-year leasing period is $2,023,121, paid by the issuance of 2,000 shares of Class B Common Stock. Total rent expense for the year ended December 31, 2007 was $23,146.

Item 3. Legal Proceedings.

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Trading Market for Common Equity

Our Class A common stock, $.01 par value, began trading on the OTC Bulletin Board (“OTCBB”) on June 22, 2004 under the symbol “CHRI.OB”. The following table sets forth the high and low bid prices posted on the OTC Bulletin Board for our Class A Common Stock for the quarter ended March 31, 2008 and the years ended December 31, 2007 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2006:	High	Low
3/31/2006	$1.44	$1.22
6/30/2006	$1.55	$1.44
9/30/2006	$0.88	$0.88
12/31/2006	$0.44	$0.44

Year Ended December 31, 2007:	High	Low
3/31/2007	$0.375	$0.255
6/30/2007	$0.095	$0.095
9/30/2007	$0.20	$0.20
12/31/2007	$0.04	$0.04

Year Ended December 31, 2008:	High	Low
3/31/2008	$0.025	$0.016

On January 26, 2007, there was a 1 for 11.1 reverse split effected.

    On July 23, 2007, we effected a forward stock split of our Class A Common Stock, pursuant to the Delaware General Corporation Law, "no dissenters' rights under the Delaware General Corporation Law are afforded to the Company's stockholders as a result of the adoption of this resolution", exchanging one (1) existing shares of Class A Common Stock for two (2) shares of post forward split Class A Common Stock. The number of outstanding shares of our Class A common stock was increased from 49,644,447 to 99,288,894 shares and par value of our Class A common stock was unchanged at $0.01.

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

Number of Holders

As of April 14, 2008, we had 5,189 Common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

 On February 2, 2007, we issued 1,000,000 shares of Class A Common stock for payment of consulting services to Greentree Financial Group, Inc. for services in connection with general management consulting and advisory services. The fair value of this stock issuance was determined using the fair value of our common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. We calculated a stock-based compensation cost of total $51,225 and recognized $51,225 for the year ended December 31, 2007.

On August 15, 2007, our Board of Directors approved to pay for the total rent of a 20-year leasing property by the issuance of 2,000 shares of Class B Common Stock to Lian, Xiao Jian, the owner of a property. Pursuant to the terms and conditions of the Contract of Lease Property, dated June 29, 2007, the total payment of the rent for 20 years leasing period is $2,023,121 and the leasing property is approximately 3,600 square feet. The lease commences in July 2007 and expires in June 2027. Total rent expense for the year ended December 31, 2007 was $23,146.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

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

Revenues

    Gross revenues were $725,529 and $1,038,528 for the years ended December 31, 2007 and 2006. The decrease in revenue during 2007 was primarily attributable to the unusual weather, such as pouring rain and floods, that occurred in the third quarter of 2007. The sales revenues were due primarily to sales of DAR, which is seasonal due to the growth circle of DAR, and significantly affected by the weather. DAR is mature and suitable for harvest in June or July every year, the prime season is from July to October. We recognized revenue at the time the product was delivered and title had passed to the customer.  Cash discounts were recognized as an expense in the period in which it actually occurred.  Sales allowances were recorded as a reduction of revenue in the period in which they occurred.  Revenue was presented net of returns. Our sales arrangements were not subject to any warranties. We did not record any product returns during 2007 and 2006.

Income / Loss

We had net loss of $226,048 and $155,233 for the years ended December 31, 2007 and 2006, respectively. The net loss in 2007 was attributable to the decease in sales revenue; as a result, the gross profit was insufficient to cover the operating expenses. In addition, we had non-cash consulting expenses of $258,716 and $348,211 for the years ended December 31, 2007 and 2006, respectively. The non-cash consulting expenses were the result of the issuance of 7,500,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

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

    The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods, which was completed as of December 31, 2007 and 2006, respectively.

    We expect to incur losses from operations during fiscal year 2007. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

    Operating expenses for the years ended December 31, 2007 and 2006 were $724,453 and $775,148, respectively. The high operating expenses during 2007 were due primarily to accrued Selling, General and Administrative expenses of $663,448, of which $258,716 in connection with the non-cash consulting expenses resulting from the issuance of 7,500,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods, which was completed as of December 31, 2007.

Cost of Sales

Cost of sales includes expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of sales items. During 2007, we had $401,480 in cost of sales, which was approximately 55% of sales revenues, compared to cost of sales of $768,852 in 2006, which was approximately 74% of sales revenues. The decrease in 2007 reflected small sales revenue in the third quarter of 2007 impacted by the unusual weather. The cost of sales as a percentage of sales was high during 2007 and 2006 due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to lower the cost of sales by increasing the output of DAR.

Impact of Inflation

    We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

    Cash flows provided by operating activities were $49,131 for the year ended December 31, 2007, compared to cash flows of $108,555 used in operating activities for the year ended December 31, 2006. Positive cash flows from operations during 2007 were due to the increase in tax payable by $95,934. In addition, the net loss was offset by the non-cash expenses of $281,862 and depreciation of $59,838. Negative cash flows from operations in 2006 were due primarily to the increase in accounts receivable by $382,763 and prepaid expenses by $351,342, partially offset by the increase in accounts payable by $646,512 in 2006.

    Cash flows used in investing activities were $567,187 and $325,510 for the years ended December 31, 2007 and 2006, respectively. Cash flows used in investment during 2007 were due primarily to the issuance of note receivable of $436,297 and the purchase of property and equipment of $131,323. Cash flows used in investment during 2006 were due primarily to the acquisition of net liabilities in connection with share exchange, and the purchase of property and equipment of $586,508 in 2006.

    Cash flows provided by financing activities were $313,490 and $589,472 for the years ended December 31, 2007 and 2006, respectively. Cash flows from financing activities during 2007 included the proceeds from issuance of a short-term note of $219,040 from unrelated party, which was unsecured and bearing 10.925 % interest due on September 20, 2008, proceeds from shareholder loan and note payable from related party. Cash flows from financing activities during 2006 included long-term loans of $386,666, which were secured, interest bearing and repayable over 12 months, offset by the payment of $74,000 in connection with the retirement of 744 shares of Class B Common Stock. Additionally, we infused $264,000 of capital contributions in connection with the Plan of Exchange in 2006.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2008 and $100,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through December 31, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $36,127 on hand and a working capital of $2,358,938 as of December 31, 2007. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2008 and approximately $100,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

-	Curtail new product launches

-	Limit our future marketing efforts to areas that we believe would be the most profitable.

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

Item 7. Financial Statements.

The consolidated financial statements include the accounts of Yin Fa, our wholly owned subsidiary. The following selected financial data for the years ended December 31, 2007 and 2006 is derived from our consolidated financial statements, and should be read in conjunction with the consolidated financial statements and related notes presented as a separate section commencing on page F-1.

	December 31,
	2007	2006
Balance Sheet

Total Assets	$3,941,487	$1,649,617
Total Liabilities	978,935	1,295,742
Total Stockholders’ Equity	2,962,552	353,875
Total Liabilities and Stockholders’ Equity	3,941,487	1,649,617

Statements of Operations
	For years ended
	December 31,
	2007	2006

Revenue	$725,529	$1,038,528
Operating Expenses	724,453	775,148
Other Income	230,225	205,777
Net Loss	(226,048)	(303,694)
Net Loss per Common Share	**	**
Weighted Average Common Shares Outstanding	64,879,283	18,204,056

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Health Resource Inc.
(FKA Voice Diary, Inc.) and Subsidiary

We have audited the accompanying balance sheet of China Health Resource Inc. (FKA Voice Diary, Inc.) and Subsidiary (a Delaware corporation). as of December 31, 2007 and related statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2007 and 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Resource Inc. and Subsidiary. (a Delaware corporation). as of December 31, 2007 and the results of its operations and its cash flows for years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Boca Raton, Florida
April 10, 2008

China Health Resource, Inc. and Subsidiary
Consolidated Balance Sheets
As of December 31, 2007 and 2006

ASSETS	2007	2006
CURRENT ASSETS
Cash and Cash Equivalents	$ 36,127	$ 179,868
Accounts Receivable	460,414	388,079
Note Receivable-related party	628,390	192,093
Employee Advances	7,197	-
Prepaid Expenses	2,143,827	351,343
Inventory	61,918	6,104
TOTAL CURRENT ASSETS	3,337,873	1,117,487

FIXED ASSETS
Property, Plant, and Equipment	717,831	586,508
Accumulated Depreciation	(114,217)	(54,379)
TOTAL NET FIXED ASSETS	603,614	532,129

TOTAL ASSETS	$ 3,941,487	$ 1,649,617

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$ 207,957	$ 893,208
Other Payables	-	12,806
Due to Shareholder	83,258	-
Taxes Payable	98,996	3,061
Notes Payable - Current Portion	588,724	185,471
TOTAL CURRENT LIABILITIES	978,935	1,094,546

LONG-TERM LIABILITIES
Notes Payable	-	201,196
TOTAL LONG-TERM LIABILITIES	-	201,196

TOTAL LIABILITIES	978,935	1,295,742

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
99,288,894 issued and outstanding, par value $0.01)	992,889	318,018
Common stock Class B ( 8,344 shares authorized,
2,000 issued and outstanding, par value $0.01)	20	20
Additional paid in capital	2,234,082	3,169,840
Accumulated other comprehensive income	76,117	15,292

Retained earnings (deficit)	(340,556)	(3,149,295)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,962,552	353,875

TOTAL LIABILITIES AND EQUITY	$ 3,941,487	$ 1,649,617

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006
REVENUES
Sales	$725,529	$1,038,528
Cost of Sales	401,480	769,852
GROSS PROFIT	324,049	268,676

OPERATING EXPENSES
Selling, General, and Administrative	663,448	721,465
Interest Expense	37,743	25,081
Distribution Costs	23,262	28,602
TOTAL OPERATING EXPENSES	724,453	775,148

OPERATING INCOME (LOSS)	(400,404)	(506,472)

OTHER INCOME / (EXPENSES)
Non-Operating Expenses	-	(1,241)
Government Grants	230,225	207,018
TOTAL OTHER INCOME / (EXPENSE)	230,225	205,777

NET INCOME (LOSS) BEFORE TAXES	(170,179)	(300,695)

INCOME TAX EXPENSE	55,869	2,999

NET INCOME (LOSS) FROM CONTINUED OPERATIONS	(226,048)	(303,694)

INCOME FROM DISCONTINUED OPERATIONS	-	148,461

NET INCOME (LOSS)	(226,048)	(155,233)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	60,825	14,306

COMPREHENSIVE INCOME (LOSS)	$(165,223)	$(140,927)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Fully Diluted	64,879,283	18,204,056

NET LOSS PER COMMON SHARE	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$(226,048)		$(155,233)
Adjustments to reconcile net income to
net cash used in operating activities:
Non-cash adjustment for retained earnings due to reverse merger	-		80,325
Common stock issued for services	2,074,346
Waiver of subscription receivable	-		10,000
Depreciation	59,838		54,379
Accounts receivable	(72,335)		(382,763)
Employee Advances	(7,197)
Prepaid Expenses	(1,792,484)		(351,342)
Inventory	(55,814)		(6,104)
Accounts payable and accrued liabilities	(14,303)		646,512
Other payable	(12,806)		(7,389)
Tax payable	95,934		3,060
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	49,131		(108,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	(436,297)		(192,093)
Proceeds from Notes Receivable	433
Reverse merger with Yin Fa	-		453,091
Purchase of property, plant, and equipment	(131,323)		(586,508)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(567,187)		(325,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term note	219,040		12,806
Proceeds from shareholder loan	83,258
Retirement of common stock	-		(74,000)
Proceeds from issuance of common stock	-		264,000
Note Payable from Related Party	11,192		386,666
NET CASH PROVIDED BY FINANCING ACTIVITIES	313,490		589,472

FOREIGN CURRENCY TRANSLATION	60,825		14,306

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(143,741)		169,713

CASH AND CASH EQUIVALENTS:
Beginning of period	179,868		10,155
End of period	$36,127		$179,868

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts payable	$699,554	$
Common stock issued for services	$2,074,346	$

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Equity (Deficit)
For the Years Ended December 31, 2007 and 2006

								Accumulated
	Common Stock				Additional		Retained	Other
	Class A	par value	Class B	par value	Paid-in	Subscription	Earnings	Comprehensive
	Shares	0.01	Shares	0.01	Capital	receivable	(Deficit)	Income	Total

Balances, December 31, 2005	12,022,977	120,230	744	7	$2,724,551	$(10,000)	$(3,073,401)	$-	$(238,613)

Waiver of subscription receivables						10,000			10,000
Issuance in connection with reverse merger-Yin Fa	7,977,023	79,770	2,000	20	184,210				264,000
Retired to treasury			(744)	(7)	(73,994)				(74,001)
Reverse merger with Yin Fa					453,091		79,339	986	533,416
Effect of 11.1:1 reverse split	(18,198,198)	(181,982)			181,982				0
Issuance in connection with reverse merger-Yin Fa	30,000,000	300,000	-	-	(300,000)				-
Net Income(Loss) for the year							(155,233)		(155,233)
Other comprehensive income								14,306	14,306
Balances, December 31, 2006	31,801,802	318,018	2,000	$20	$3,169,840	$-	$(3,149,295)	$15,292	$353,875

Issuance for services rendered	6,500,000	65,000			634,554				699,554
Issuance for services rendered	1,000,000	10,000			41,225				51,225
Recapitalization	-	-	-	-	(3,034,787)	-	3,034,787	-	-
Issuance of stock due to conversion	10,342,593	103,426	(2,000)	$(20)	(103,406)	-	-		-
Issuance for services			2,000	20	2,023,101	-	-		2,023,121
1:2 Forward stock split	49,644,447	496,445			(496,445)	-	-		-
Net Income(Loss) for the period							(226,048)		(226,048)
Other comprehensive income								60,825	60,825
Balances, December 31, 2007	99,288,842	$992,889	$2,000	$20	$2,234,082	$-	$(340,556)	$76,117	$2,962,552

The accompanying notes are an integral part of these financial statements.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

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

Company’s Future Operations Are Dependent on Foreign Operations

The Company’s future operations and earnings will depend on the results of the Company’s operations in China. There can be no assurance that the Company will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

Also, the success of the Company’s operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, prices for the Company’s products, competition, and changes in regulation. Since the Company is dependent on international operations, specifically those in China, the Company will be subject to various additional political, economic, and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

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

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, for the adoption of SFAS No.159 on its consolidated financial statements.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated finan

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2007 and 2006 is summarized as follows:

Cash paid during the period ended December 31, 2007 and 2006 for interest and income taxes:

2007                       2006

Income Taxes                           $         -0-                          -0-
Interest                                     $         -0-                          -0-

NOTE C - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

This statement requires companies to report information about operating segments in interim and annual consolidated financial statements.  It also requires segment disclosures about products and services, geographic areas, and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2007 and 2006.

NOTE D - NOTE RECEIVABLE

As of December 31, 2006, the company has a note receivable from a related-party with a total balance due of $192,093. The note is due on May 29, 2007 with interest at 6.12%.

As of December 31, 2007, the company has a note receivable from a related-party with a total balance due of $191,660. The note is due on May 29, 2007 with interest at 6.12%.

As of December 31, 2007, the company has a note receivable from a related-party with a total balance due of $436,730. The note is due on December 31, 2008.

NOTE E - NOTES PAYABLE - CURRENT AND LONG-TERM

As of December 31, 2007 and 2006, notes payable consist of the following:

	2007	2006

Secured note payable to an unrelated party.
Bearing 6.3 % interest Principal payments due
12/31/2008 one payment of $ 198,270	$198,270	370,940

Unsecured note payable –unrelated party
Bearing 10.925 % interest Principal payment due
09/20/2008	$219,040	-0-

Unsecured note payable –unrelated party
Bearing 2.4 % interest Principal payments due	$171,414	-0-
10/31/2008

TOTAL	$588,724	370,940

Future payments on note due as follow:
Before December 31, 2008	$588,724	$198,270

TOTAL	$$588,724	$$198,270

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE F - COMMITMENTS

The Company leases its warehouse for approximately $1,478 per year, which expires March 14, 2008.

Future annual lease payments are as follows:
March 15, 2007 to March 14, 2008	$1,478
TOTAL	$1,478

The Company leases farm land of approximately 861,000 sq feet from a cooperative of farmers.  The lease expires in December 2017. Total Rent Expense for December 31, 2007 was $6,455.

Future annual lease payments are as follows:

Year Ending December 31, 2008	$6,455
2009	6,455
2010	6,455
2011	6,455
2012	6,455
2013 and beyond	32,275
TOTAL	$64,550

The Company leases its office space of approximately 3,600 sq feet for sales and marketing.  The lease commences in July 2007 and expires in June 2027. Total Rent Expense for the year ended December 31, 2007 was $34,719.

Future annual lease payments are as follows:

Year Ending December 31, 2008	$46,292
2009	46,292
2010	46,292
2011	53,785
2012	62,750
…
TOTAL	$1,999,975

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

Related-Party Transactions- cont’d

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

As of December 31, 2007, the company has a note receivable from a related-party with a total balance due of $191,660. The note is due on May 29, 2007 with interest at 6.12%.

As of December 31, 2007, the company has a note receivable from a related-party with a total balance due of $436,730. The note is due on December 31, 2008.

On August 15, 2007, the Company's Board of Directors approved to pay for the total rent of a 20-year leasing property by the issuance of 2,000 shares of Class B Common Stock to Lian, Xiao Jian, the owner of a property. Pursuant to the terms and conditions of the Contract of Lease Property, dated June 29, 2007, the total payment of the rent for 20 years leasing period is $2,023,121 and the leasing property is approximately 3,600 square feet. The lease commences in July 2007 and expires in June 2027. Total rent expense for the year ended December 31, 2007 was $23,146.

NOTE H -COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit. For the years ended December 31, 2007 and 2006, total comprehensive income was $60,825 and $14,306, respectively.

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

NOTE J - INCOME TAXES

Due to operating losses, there was no provision for current federal or state income taxes for the year ended December 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2007 consists of net operating loss carry-forward calculated using prevailing PRC tax rates equating to approximately $85,000 less a valuation allowance in the amount of $85,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $85,000 compared to the same period in 2006 due to reorganization.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company’s total deferred tax asset as of December 31, 2007 is as follows:

	2007	2006

Net operating loss carry-forwards	$85,000	$-0-
Valuation Allowance	(85,000)	(-0-)

	$-0-	$-0-
Prevailing PRC tax rate	15%	15%

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate has no income taxes accrued as of December 31, 2007 due to operating losses.

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate income taxes accrued as of December 31, 2006 were $2,999.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE K - PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2007 and 2006 consists of the following:

	2007	2006
Building	$400,995	$400,995
Furniture, fixture and equipment	316,836	185,475
	717,831	586,470
Less: accumulated depreciation	(114,217)	(54,379)
Plant and equipment, net	$603,614	$532,091

Depreciation expense for the year ended December 31, 2007 and 2006 respectively was $59,838 and $6,427.

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

On January 10, 2007, the Company issued 6,500,000 shares of Class A Common stock for payment of consulting services to several companies and individuals. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The Company calculated a stock-based compensation cost of total $699,554 and recognized $212,896 for the year ended December 31, 2007. As of December 31, 2007, a deferred compensation is amounted to $143,852 and amortized on the straight-line method over the contract periods.

On February 2, 2007, the Company issued 1,000,000 shares of Class A Common stock for payment of consulting services to Greentree Financial Group, Inc. for services in connection with general management consulting and advisory services.

The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The Company calculated a stock-based compensation cost of total $51,225 and recognized $51,225 for the year ended December 31, 2007.

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

On August 15, 2007, the Company's Board of Directors approved to pay for the total rent of a 20-year leasing property by the issuance of 2,000 shares of Class B Common Stock to Lian, Xiao Jian, the owner of a property. Pursuant to the terms and conditions of the Contract of Lease Property, dated June 29, 2007, the total payment of the rent for 20 years leasing period is $2,023,121 and the leasing property is approximately 3,600 square feet. The lease commences in July 2007 and expires in June 2027. Total rent expense for the year ended December 31, 2007 was $23,146.

NOTE M - REVERSE STOCK SPLITS

A common stock reverse split of 11.1 for 1 was effective October 1, 2006. All common stock amounts in the accompanying financial statements issued on or before the date of the reverse stock split have been restated retroactively to reflect this capitalization change.

NOTE N –SUBSEQUENT EVENT

On February 5, 2008, the Company issued 5,000,000 shares of Class A Common stock for payment of consulting services to a company. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and will be booked pro rata due to the service periods.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2007, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this annual report.

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

Name	Age	Position	Date to Start
Wang, Jiguang	34	President and Director	August 22, 2006
Chen, Jiang	34	Chief Executive Officer and Director	September 7, 2006
Zhong, Ying	35	Chief Financial Officer and Director	September 7, 2006
Wang, Gewei	39	Independent Director	September 7, 2006
Wang, Bing	33	Independent Director	September 7, 2006

    Mr. Wang, Jiguang is appointed as our President. He has also been nominated as a Director of the Board. Mr. Wang is 34 years old. In 2001, Mr. Wang received a Bachelor of Arts in architecture from Chong Qing Logistics Engineering University. Mr. Wang has extensive investment experience in real estate, commercial operations and merchandise trading. In 1998, Mr. Wang incorporated a real estate company and also a property management company in Sui Ning City, Si Chuan Province, P. R. China. In the past five years, Mr. Wang has been the president and general manager of these two companies and has made rapid progress developing new markets and new business projects. As a result of Mr. Wang's strong management skills both companies are currently reporting record profits.

    Mr. Chen, Jiang is appointed as our Chief Executive Officer. He has also been nominated as a Director of the Board. Mr. Chen is 34 years old and in 1995 he earned his Bachelor of Arts in Commercial Economics from Si Chuan University. In 2003, Mr. Chen received a Master of Business Administrative from Si Chuan University. Mr. Chen has extensive business management and Chinese regulatory experience focusing on business strategies, corporate development and corporate growth strategies. In the last five years, Mr. Chen has been the Chief Executive Officer of Cheng Du Leader Investment Company Limited, a company located in the P. R. China. Cheng Du Leader Investment Company Limited's principal business involves investment in media, real estate and movie production in mainland China. Mr. Chen also served as the senior manager in several other companies involved in investment management, media, real estate and merchandise trading.

    Ms. Zhong, Ying is appointed as our Chief Financial Officer. She has also been nominated as a Director of the Board. Ms. Zhong is 35 years old. She earned her Bachelor of Arts in Accounting from Si Chuan University in 1994 and Masters Degree in Economics at Si Chuan University in 1999. Ms. Zhong has over 10 years working experience in auditing, transaction consulting, and commerce. From 1999 to 2002, Ms. Zhong served as an internal auditor and secretary of Si Chuan Mei Feng Share Company Ltd., a public company listed on the Chinese stock market.

    Mr. Wang, Gewei has been nominated as our Independent Director. Mr. Wang is 39 years old. In 1991 he earned a Bachelor of Arts in Chinese literature from Renmin University of China. Mr. Wang has extensive experience as an investment banker. He is currently the Chief Executive Officer of Si Chuan Tian Yi Investment Consulting Management Company Ltd.

    Mr. Wang, Bing, has been nominated as our Independent Director. Mr. Wang is 33 years old and has extensive experience in business and investment management. Mr. Wang has a strong professional relationship with the Si Chuan provincial government and the Sui Ning municipal government. Currently, he is a member of the supervision committee for Sui Ning Yin Fa Bai Zhi Chan Ye You Xian Gong Si.

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

Code of Ethics

    hawse have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

*	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
*
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

*	Compliance with applicable governmental laws, rules and regulations
*	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
*	Accountability for adherence to the code

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

Item 10. Executive Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2007, 2006 and 2005, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Wang, Ji Guang President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
Zhong, Ying Chief Financial Officer	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2007, we had 5,193 stockholders of record and 99,288,894 shares of our Class A Common Stock and 2,000 shares of our Class B Common Stock issued and outstanding. As of April 14, 2008, we had 5,189 stockholders of record and 104,288,894 shares of our Class A Common Stock and 2,000 shares of our Class B Common Stock issued and outstanding. The following table sets forth as of April 14, 2008, certain information with respect to the beneficial ownership of Common Stock by (i) each Director, nominee and executive officer of us; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 104,288,894 shares of Class A Common Stock and 2,000 shares of Class B Common Stock outstanding as of April 14, 2008.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 14, 2008

Title of Class	Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)

Class B Common Stock	Lian, Xiao Jian	2,000	100%
Class B Common Stock	All directors and executive officers as a group (five persons)	-0-	0%

Class A Common Stock	Wang, Ji Guang 1 De Sheng Road, Shi Zhong Qu, Suining, Sichuan,P.R.China	199,500	*
Class A Common Stock	Wang, Li No. 1-2-8 Dou Ya Xiang Shi Zhong Qu, Fu Jian, P. R. China	5,461,996	5.24%
Class A Common Stock	Zheng, Zhi Min	22,122,488	21.21%
Class A Common Stock	All directors and executive officers as a group (five persons)	99,750	*

* Represents less than 1%

    (1) Unless stated otherwise, the business address for each person named is c/o China Health Resource Inc.

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

Changes in Control

    None.

Item 12. Certain Relationships and Related Transactions.

    On January 10, 2007, we issued 6,500,000 shares of Class A Common stock for payment of consulting services to several companies and individuals. The fair value of this stock issuance was determined using the fair value of our common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. We calculated a stock-based compensation cost of total $699,554 and recognized $212,896 for the year ended December 31, 2007. As of December 31, 2007, a deferred compensation is amounted to $143,852 and amortized on the straight-line method over the contract periods.

    On February 2, 2007, we issued 1,000,000 shares of Class A Common stock for payment of consulting services to Greentree Financial Group, Inc. for services in connection with general management consulting and advisory services.

    The fair value of this stock issuance was determined using the fair value of our common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. We calculated a stock-based compensation cost of total $51,225 and recognized $51,225 for the year ended December 31, 2007.

    On June 8, 2007, Deng Shu Lan, the former president of Yin Fa, resigned from all positions in Yin Fa. Pursuant to an oral termination agreement, Deng Shu Lan transferred Zheng Zhimin, the new Vice President of Yin Fa, 2,000 shares of our Class B Common stock, which were converted into 10,342,593 Class A Common Stock on July 9, 2007.

    On July 23, 2007, we effected a forward stock split of our Class A Common Stock, pursuant to the Delaware General Corporation Law, "no dissenters' rights under the Delaware General Corporation Law are afforded to our stockholders as a result of the adoption of this resolution", exchanging one (1) existing shares of Class A Common Stock for two (2) shares of post forward split Class A Common Stock. The number of outstanding shares of our Class A common stock was increased from 49,644,447 to 99,288,894 shares and par value of its Class A common stock was unchanged at $0.01.

    On August 15, 2007, our Board of Directors approved to pay for the total rent of a 20-year leasing property by the issuance of 2,000 shares of Class B Common Stock to Lian, Xiao Jian, the owner of a property. Pursuant to the terms and conditions of the Contract of Lease Property, dated June 29, 2007, the total payment of the rent for 20 years leasing period is $2,023,121 and the leasing property is approximately 3,600 square feet. The lease commences in July 2007 and expires in June 2027. Total rent expense for the year ended December 31, 2007 was $23,146.

    Our former shareholders were Sichuan Suining Yingfa Resource Development Group Co., Ltd., Suining Yingfa Construction Materials Company Ltd, and Sichuan Yingfa Resource Development Co., Ltd. (the Yingfa group). According to the Temporary Resolution of our Shareholders' Meeting held on January 20, 2006, we have had a capital restructuring as mentioned in Note L.  Related-party transactions between us and Yingfa group from 2004 to January 20, 2006 are listed below:

    The GAP certificate is owned by the Yingfa Group, namely Sichuan Yingfa Resource Development Co., Ltd. GAP is a quality standard for agricultural products such as DAR.  The GAP certificate means high and certifiable standard. We are the virtual manufacturer and seller of DAR.

    Our trademark for “Bailing Capsules” is “Zhiwang” which Sichuan owns and has applied for registration.  Sichuan is waiting for approval by State Industrial and Commercial Administration General Bureau Trademark Bureau.

    The office building was purchased from the Yingfa group. The land use right of the building was transferred from the Yingfa group to us.

    Government grants and loans were obtained by the Yingfa group.

    As of December 31, 2006, we had a note receivable from a related-party with a total balance due of $192,093. The note is due on May 29, 2007 with interest at 6.12%.

    As of December 31, 2007, we had a note receivable from a related-party with a total balance due of $191,660. The note is due on May 29, 2007 with interest at 6.12%.

    As of December 31, 2007, we had a note receivable from a related-party with a total balance due of $436,730. The note is due on December 31, 2008.

Subsequent Event

    On February 5, 2008, we issued 5,000,000 shares of Class A Common stock for payment of consulting services to us. The fair value of this stock issuance was determined using the fair value of our common stock on the grant date or the specific terms of the applicable consulting agreements and will be booked pro rata due to the service periods.

Item 13. Exhibits.

(a)	Financial Statements

1. The following financial statements of Voice Diary, Inc. are included in Part II, Item 7:

Report of independent Registered Public Accounting Firm      ………….………….….....F-11
Balance Sheet-December 31, 2007…………………………………………….…………F-12
Statements of Operations - For years ended December 31, 2007 and 2006..…..………….F-13
Statements of Cash Flows - For year ended December 31, 2007 and 2006…....………….F-14
Statements of Stockholders’ Equity - For year ended December 31, 2007 and 2006……...F-15
Notes to Financial Statements…………………...……………………………….……......F-16 to F-23

2. Exhibits

14.1.    Code of Ethics *
31.1.    Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.    Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer
32.1.    Section 1350 Certifications of Chief Executive Officer
32.2.    Section 1350 Certifications of Chief Financial Officer

* filed previously.
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

(4)	On June 21, 2007, we filed a current report on Form 8-K to announce that we executed a 1 for 2 forward stock split of our Class A Common Stock, which took effective at July 23, 2007.

(5)
On July 23, 2007, we filed a current report on Form 8-K to announce the resignation of Deng, Shu Lan, the former president of Yin Fa, and the stock transfer for the 2,000 shares of our Class B Common Stock.

(6)	On August 31, 2007, we filed a current report on Form 8-K to announce the issuance of 2,000 shares of Class B Common Stock for the rental payment of a 20-year leasing property.

Item 14. Principal Accountant Fees and Services.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC (“Lake”), for our audit of the annual financial statements for the years ended December 31, 2007 and 2006. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2007		2006
	Lake		Lake

Audit Fees (1)	$42,000	(3)	$42,000	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$42,000		$42,000

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

(3)
The amounts shown for Lake in 2007 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2007, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the first, second and third quarters of 2008.

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

    (a) On December 31, 2007, our President and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

CHINA HEALTH RESOURCE INC.

Date: April 14, 2008	/s/ Wang, Ji Guang
Wang, Ji Guang
President