Form 10QSB
period 2008-03-31
CHINA HEALTH RESOURCE, INC.
filed 2008-05-20
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2008

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-50029

CHINA HEALTH RESOURCE INC.
(Name of Small Business Issuer in its Charter)

Delaware	73-1629948
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

343 Sui Zhou Zhong Road
Sui Ning, Si Chuan Province, P.R. China
(Address of Principal Executive Offices)

(86825) 239-1788
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                                                          Accelerated filer [ ]

Non-accelerated filer [ ]                                                                            Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2008:
99,288,894  shares of Class A Common Stock of par value $0.01
         2,000  shares of Class B Common Stock of par value $0.01

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007	4

Unaudited Condensed Consolidated Statements of Operations - For the Three Months Ended March 31, 2008 and 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2008 and 2007	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007

ASSETS
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$22,136	$36,127
Accounts Receivable	479,148	460,414
Note Receivable-related party	653,959	628,390
Employee Advances	7,373	7,197
Prepaid Expenses	2,111,203	2,143,827
Inventory	64,438	61,918
TOTAL CURRENT ASSETS	3,338,257	3,337,873

FIXED ASSETS
Property, Plant, and Equipment	737,778	717,831
Accumulated Depreciation	(119,751)	(114,217)
TOTAL NET FIXED ASSETS	618,027	603,614

TOTAL ASSETS	$3,956,284	$3,941,487

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$412,122	$207,957
Other Payables	-	-
Due to Shareholder	83,258	83,258
Taxes Payable	47,361	98,996
Notes Payable - Current Portion	474,184	588,724
TOTAL CURRENT LIABILITIES	1,016,925	978,935

LONG-TERM LIABILITIES
Notes Payable	-	-
TOTAL LONG-TERM LIABILITIES	-	-

TOTAL LIABILITIES	1,016,925	978,935

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
99,288,894 issued and outstanding, par value $0.01)	992,889	992,889
Common stock Class B ( 8,344 shares authorized,
2,000 issued and outstanding, par value $0.01)	20	20
Additional paid in capital	2,234,082	2,234,082
Accumulated other comprehensive income	119,406	76,117

Retained earnings (deficit)	(407,038)	(340,556)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,939,359	2,962,552

TOTAL LIABILITIES AND EQUITY	$3,956,284	$3,941,487

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007

	2008	2007
REVENUES
Sales	$-	$188,949
Cost of Sales	-	137,975
GROSS PROFIT	-	50,974

OPERATING EXPENSES
Selling, General, and Administrative	68,445	195,917
Interest Expense	12,433	7,783
Distribution Costs	-	-
TOTAL OPERATING EXPENSES	80,878	203,700

OPERATING INCOME (LOSS)	(80,878)	(152,726)

OTHER INCOME / (EXPENSES)
Non-Operating Expenses	-	-
Government Grants	14,396	-
TOTAL OTHER INCOME / (EXPENSE)	14,396	-

NET INCOME (LOSS) BEFORE TAXES	(66,482)	(152,726)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	(66,482)	(152,726)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	43,289	2,229

COMPREHENSIVE INCOME (LOSS)	$(23,193)	$(150,497)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	99,288,842	36,779,632

NET LOSS PER COMMON SHARE
Basic	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the three months ended March 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$(66,482)	$(152,726)
Adjustments to reconcile net income to
net cash used in operating activities:
Amortization of prepaid expenses	32,624	31,296
Common Stock issued for Services	-	51,225
Depreciation	5,534	7,930
Accounts receivable	(18,734)	(450,526)
Employee Advances	(176)
Prepaid Expenses	-	-
Inventory	(2,520)	30
Intangible assets	-	(34)
Accounts payable and accrued liabilities	204,165	(102,891)
Other payable	-	-
Tax payable	(51,635)	30
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	102,776	(615,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	(25,569)	-
Proceeds from Notes Receivable	-
Purchase of property, plant, and equipment	(19,947)	(1,289)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(45,516)	(1,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term note	-	124
Proceeds from shareholder loan	-	80,675
Payments on short-term-note payable	(114,540)	-
Retirement of common stock	-	-
Proceeds from issuance of common stock	-	-
Note Payable from unrelated Party	-	377,504
NET CASH PROVIDED BY FINANCING ACTIVITIES	(114,540)	458,303

FOREIGN CURRENCY TRANSLATION	43,289	2,229

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,991)	(156,423)

CASH AND CASH EQUIVALENTS:
Beginning of period	36,127	179,868
End of period	$22,136	$23,445

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts payable	$-	$699,554
Common stock issued for services	$-	$51,225

The accompanying notes are an integral part of these financial statements.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of  March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2007, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2007 Annual Report on Form 10-KSB. Our results for the three months ended March 31, 2008 may not be indicative of our results for the twelve months ended December 31, 2008.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal 2009. We are currently evaluating the impact this statement and we do not anticipate that it will have an impact on our financial position and results of operations.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended March 31, 2008 and 2007 is summarized as follows:

Cash paid during the period ended March 31, 2008 and 2007 for interest and income taxes:

                  2008                       2007

Income Taxes                      $         -0-                       -0-
Interest                                $         -0-                       -0-

NOTE C- GOING CONCERN

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

NOTE D –EQUITY TRANSACTIONS

On February 5, 2008, the Company issued 5,000,000 shares of Class A Common stock for payment of consulting services to a company. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and will be booked pro rata due to the service periods.  This issuance was subsequently cancelled and the shares were returned to the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

    Since the completion of the Plan of Exchange, CHRI has changed its core business to pharmaceuticals and continued the operations of Yin Fa. Yin Fa is a Chinese pharmaceutical company focused on developing and commercializing Dahurian Angelica Root, a popular traditional Chinese medicine. Our business plan includes distributing Dahurian Angelica Root and its related products for the treatment of pain, swelling and pustule. Dahurian Angelica Root is a popular herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in Sichuan Province is a major planting area for DAR as a result of local climates and soil. Production output and quality of DAR in this area are considered by some to be the best in China. In May 2005, we started the process of applying for GAP (Good Agricultural Practice of Medical Plants and Animals) certification for DAR, in cooperation with Sichuan Yinfa Resource Development Group Co. Ltd., our affiliate ("Yinfa Resource"). We met the standards for DAR in accordance with the guidelines established by European GAP. Such standards cover environment quality, seed quality, minimum pesticides, and fertilizer standards. The proposed standards were adopted by the Chinese State Food and Drug Administration. Our new GAP project involves approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of fields run by companies we have hired, all of which passed inspection by the State Food and Drug Administration on February 26, 2006. The GAP certificate has been issued in name of our partner Yinfa Resource. GAP certification means that our planning, quality, and manufacturing of DAR have met a high and certifiable standard.

    Yin Fa was founded on April 24, 2001, with registered capital of $125,000 (RMB 1,000,000), and total assets of $1,475,795. Yin Fa's business incorporates a self-owned production base and a network of DAR associates, farmers and R&D affiliates. We believe our business model will help facilitate the process of growing DAR, R&D, commercializing DAR, sales and marketing. CHRI's current DAR related products include the Bai Ling Capsule, Yi Shen Capsule, DAR slices and DAR scent bag, all of which have been certified by the State Food and Drug Administration and are being sold into the market via regional distributors throughout China. We will continue to explore the development and addition of DAR in a range of foods, medicines and cosmetics.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

Revenues

We had no revenues generated for the three months ended March 31, 2008,compared to revenues of $188,949 for the three months ended March 31, 2007. The sales revenues were due primarily to sales of DAR, which is seasonal due to the growth circle of DAR, and significantly affected by the weather. DAR is mature and suitable for harvest in June or July every year, the prime season is from July to October. We recognized revenue at the time the product was delivered and title had passed to the customer.  Cash discounts were recognized as an expense in the period in which it actually occurred.  Sales allowances were recorded as a reduction of revenue in the period in which they occurred.  Revenue was presented net of returns. Our sales arrangements were not subject to any warranties.

Income / Loss

The Company had net loss of $66,482, or less than $.01 per common share, for the three months ended March 31, 2008, versus net loss of $152,726, or less than $.01 per common share, for the same period ended March 31, 2007. The net loss incurred in the first quarter of 2008 was attributable to the selling, general and administrative expenses of $68,445 and interest expenses of $12,433, offset by the government grants of $14,396.

The Company expects to incur losses from operations during fiscal year 2007. There can be no assurance that the Company will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses were $80,878 and $203,700 for the three months ended March 31, 2008 and 2007, respectively. The expenses incurred in the first quarter of 2008 consisted of the interest expenses of $12,433 and rental expense of $11,573, which was covered by the issuance of 2,000 shares of Class B Common Stock pursuant to the 20-year leasing agreement. The high operating expenses for the first quarter of 2007 were due primarily to Chinese new year bonuses, which was equal to one-month’s salary, and non-cash consulting expenses, which were $82,521 for the three months ended March 31, 2007. The non-cash consulting expenses were the result of the issuance of 7,500,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements, resulting in total expenses of $750,799 for services rendered, which was booked pro rata within the relative service periods.

Cost of Sales

Cost of sales includes expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of sales items. We had no cost of sales during the three months ended March 31, 2008 due to no revenues generated in this period. During the three months ended March 31, 2007, we had $137,975 in cost of sales, or approximately 73% of sales revenues. The cost of sales as a percentage of sales was high in the first quarter of 2007 due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to lower the cost of sales by increasing the output of DAR.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $102,776 during the three months ended March 31, 2008, compared to cash flows of $615,666 used in operating activities for the three months ended March 31, 2007. Positive cash flows from operations in the first quarter of 2008 were due primarily to the increase in accounts payable by $204,165, partially offset by the net loss of $66,482 during this period.

Cash flows used in investing activities were $45,516 and $1,289 for the three months ended March 31, 2008 and 2007, respectively.  Cash flows used in investing activities during the first quarter of 2008 were attributable to the issuance of note receivable of $25,569 and the purchase of property and equipment. Cash flows used in the first quarter of 2007 were due primarily to the purchase of property and equipment.

Cash flows used in financing activities for the three months ended March 31, 2008 were $114,540, due primarily to the payments to a short-term note, compared to cash flows of $458,303 from financing activities during the same period ended March 31, 2007. The cash flows from financing activities during the first quarter of 2007 were primarily attributable to a note from an unrelated party of $377,504 and a shareholder loan of $80,675, which was due primarily to all necessary overseas consulting and advising fees, lawyer fees, and accounting fees incurred from period to period paid out of a shareholder's own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

      We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2008 and $100,000 for the two years thereafter.

      Overall, we have funded our cash needs from inception through March 31, 2008 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

      We had cash of $22,136 on hand and a working capital of $2,321,332 as of March 31, 2008. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2008 and approximately $100,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

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

    During the first quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

    Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-KSB. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-KSB.

Item 2. Changes in Securities and Use of Proceeds

    On February 5, 2008, the Company issued 5,000,000 shares of Class A Common stock for payment of consulting services to a company. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and will be booked pro rata due to the service periods.  This issuance was subsequently cancelled and the shares were returned to the company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

Reports on Form 8-K filed in the first quarter of 2008

None.

SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                      CHINA HEALTH RESOURCE INC.
(Registrant)

Dated: May 20, 2008
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