Form 10-Q
period 2008-06-30
CHINA HEALTH RESOURCE, INC.
filed 2008-08-14
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2008

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-50029

CHINA HEALTH RESOURCE, INC.

(Name of Small Business Issuer in its Charter)

_____________

Delaware	73-1629948
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

343 Sui Zhou Zhong Road

Sui Ning, Si Chuan Province, P.R. China

(Address of Principal Executive Offices)

+(86-825) 239-1788

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2008:

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

China Health Resource, Inc. and Subsidiary

Consolidated Balance Sheets

As of June 30, 2008 (unaudited) and December 31, 2007 (audited)

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$23,517	36,127
Accounts receivable	$539,887	460,414
Note receivable-related party	$676,498	628,390
Employee advances	-	7,197
Prepaid expenses	$2,078,579	2,143,827
Inventory	$65,940	61,918
TOTAL CURRENT ASSETS	$3,384,421	3,337,873

FIXED ASSETS
Property, plant, and equipment	$754,978	717,831
Accumulated depreciation	$(133,294)	(114,217)
TOTAL NET FIXED ASSETS	$621,684	603,614

TOTAL ASSETS	$4,006,105	3,941,487

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$482,567	207,957
Due to shareholder	$83,258	83,258
Taxes payable	$56,732	98,996
Notes payable - current portion	$438,478	588,724
TOTAL CURRENT LIABILITIES	$1,061,036	978,935

LONG-TERM LIABILITIES
Notes payable	$-	-
TOTAL LONG-TERM LIABILITIES

TOTAL LIABILITIES	$1,061,036	978,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock Class A (500,000,000 shares authorized, 99,288,894 issued and outstanding, par value $0.01)	992,889	992,889
Common stock Class B (8,344 shares authorized, 2,000 issued and outstanding, par value $0.01)	20	20
Additional paid in capital	2,234,082	2,234,082
Accumulated other comprehensive income	134,863	76,117
Retained earnings (deficit)	(416,785)	(340,556)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,945,070	2,962,552

TOTAL LIABILITIES AND EQUITY	$4,006,105	3,941,487

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Consolidated Statements of Income

For the Three Months Ended June 30, 2008 and 2007

	For the Three Months Ended
	June 30, 2008	June 30, 2007
REVENUES
Sales	$234,566	2,262
Cost of sales	$154,862	770
GROSS PROFIT	$79,704	1,492

OPERATING EXPENSES
Selling, general, and administrative	$77,512	151,428
Interest expense	$14,392	6,880
Distribution costs	$-	-
TOTAL OPERATING EXPENSES	$91,903	158,308

OPERATING INCOME (LOSS)	$(12,199)	(156,816)

OTHER INCOME / (EXPENSES)
Non-operating expenses	-	-
Government grants	$(229)	-
Other	$2,682	-
TOTAL OTHER INCOME / (EXPENSE)	$2,453	-

NET INCOME (LOSS) BEFORE TAXES	$(9,746)	(156,816)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(9,746)	(156,816)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	$15,457	18,409

COMPREHENSIVE INCOME (LOSS)	$5,711	(138,407)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	99,288,842	36,779,632
Fully diluted	109,631,435	46,458,482

NET LOSS PER COMMON SHARE
Basic	**	**
Fully diluted	**	**

**Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Consolidated Statements of Income

For the Six Months Ended June 30, 2008 and 2007

	For the Six Months Ended
	June 30, 2008	June 30, 2007
REVENUES
Sales	$234,566	191,211
Cost of sales	$154,862	138,745
GROSS PROFIT	$79,704	52,466

OPERATING EXPENSES
Selling, general, and administrative	$145,957	347,345
Interest expense	$26,825	14,663
Distribution costs	$-	-
TOTAL OPERATING EXPENSES	$172,781	362,008

OPERATING INCOME (LOSS)	$(93,077)	(309,542)

OTHER INCOME / (EXPENSES)
Non-operating expenses	-	-
Government grants	$14,167	-
Other	$2,682	-
TOTAL OTHER INCOME / (EXPENSE)	$16,849	-

NET INCOME (LOSS) BEFORE TAXES	$(76,228)	(309,542)

INCOME TAX EXPENSE		-

NET INCOME (LOSS)	$(76,228)	(309,542)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	$58,746	20,638

COMPREHENSIVE INCOME (LOSS)	$(17,482)	(288,904)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	99,288,842	38,040,743
Fully diluted	109,631,435	48,051,465

NET LOSS PER COMMON SHARE
Basic	**	**
Fully diluted	**	**

**Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

	For the Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$(76,229)	(309,542)
Adjustments to reconcile net income to net cash used in operating activities:	-	-
Depreciation	$19,077	15,938
Amortization of prepaid expenses	$-	108,410
Common stock issued for services	$-	51,225
Accounts receivable	$(72,276)	(22,749)
Other receivable	$(48,108)	-
Employee advances	$-	-
Prepaid expenses	$65,248	-
Inventory	$(4,022)	(51)
Intangible assets	$-	(39)
Accounts payable and accrued liabilities	$274,610	(89,171)
Tax payable	$(42,264)	71
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$116,037	(245,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	$-	-
Proceeds from notes receivable	$-	-
Purchase of property, plant, and equipment	$(37,147)	(52,335)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(37,147)	(52,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term note	$-	295
Proceeds from shareholder loan	$-	83,258
Payments on short-term-note payable	$(150,246)	-
Retirement of common stock	$-	-
Proceeds from issuance of common stock	$-	-
Note payable from unrelated party	$-	27,903
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(150,246)	111,456

FOREIGN CURRENCY TRANSLATION	$58,746	20,638

NET INCREASE (DECREASE) IN CASH AND	$(12,610)	(166,149)
CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS:
Beginning of period	$36,127	179,868
End of period	$23,517	13,719

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts	$-	699,554
payable
Common stock issued for services	$-	51,225

The accompanying notes are an integral part of these financial statements.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the six months ended June 30, 2008 and 2007. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2007, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2007 Annual Report on Form 10-KSB. Our results for the six months ended June 30, 2008 may not be indicative of our results for the twelve months ended December 31, 2008.

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

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s financial statements.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended June 30, 2008 and 2007 is summarized as follows:

Cash paid during the period ended June 30, 2008 and 2007 for interest and income taxes:

2008	2007

Income Taxes	$-0-	-0-
Interest	$-0-	-0-

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has a deficit book value and continued losses from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing profitable operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and increase sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included in Item 1 of this report and is qualified in its entirety by the foregoing.

Cautionary Note About Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (1) our ability to successfully develop, manufacture and deliver DAR and related products on a timely basis and in the prescribed condition; (2) our ability to compete effectively with other companies in the same industry; (3) our ability to raise sufficient capital in order to effectuate our business plan; and (4) our ability to retain our key executives.

General

As used in this Annual Report, the terms "we", "us", "our," the “Registrant,” “CHRI” and the "Company" means, China Health Resource, Inc., a Delaware corporation. These terms also refer to our subsidiary corporation, Suining Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa”) acquired in August 2006.

We were incorporated in the State of Delaware on February 26, 2002. In June and July 2002, we acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of shares of the Company with shareholders of VDL. On June 13, 2006, we, as the acquirer, executed a Plan of Exchange with Yin Fa (acquiree), the shareholders of Yin Fa and the Company’s then majority shareholders, pursuant to which we issued 30,000,000 (post-split) new shares of our Class A Common Stock to the Yin Fa shareholders in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Regulation S thereunder, as amended, in exchange for all of their shares of registered capital of Yin Fa. As a result, Yin Fa became our wholly-owned subsidiary. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree. We disposed of VDL on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, our former president. On May 21, 2007, we changed our name to China Health Resource, Inc. to more accurately reflect our business after a stock exchange transaction with Yin Fa.

Our Business

Since the completion of the Plan of Exchange with Yin Fa, our core business has been in pharmaceuticals and the continued operations of Yin Fa. Yin Fa is a Chinese pharmaceutical company focused on developing and commercializing Dahurian Angelica Root, or DAR, a popular traditional Chinese medicine. Our business plan includes distributing DAR and its related products for the treatment of pain, swelling and pustule. DAR is a popular herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in China’s Sichuan Province is the major planting and production area in China for DAR as a result of the local climate and soil properties. Over 70% of DAR for general use and 100% of DAR for pharmaceutical use in China is produced in Suining.

In May 2005, we started the process of applying for GAP (Good Agricultural Practice of Medical Plants and Animals) certification for DAR, in cooperation with Sichuan Yinfa Resource Development Group Co. Ltd., our affiliate ("Yinfa Resource"). We met the standards for DAR in accordance with the guidelines established by European GAP. Such standards cover environment quality, seed quality, minimum pesticides, and fertilizer standards. These standards were adopted by the Chinese State Food and Drug Administration. Our GAP project involves approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of fields run by companies we have hired, all of which passed inspection by the Chinese State Food and Drug Administration, or SFDA, on February 26, 2006. The GAP certificate has been issued in name of our partner Yinfa Resource. GAP certification means that our planning, quality, and manufacturing of DAR have met the requisite high and certifiable standard.

In 2007, Yin Fa contracted with the Sichuan Province Suining City DAR Association (“Association”) and received the exclusive rights to the “Suining Sichuan Angelic” certified trademark from the Chinese State Administration of Industry and Commerce through December 13, 2016. As holder of the rights to the trademark, Yin Fa is entitled to receive a management fee from any user of the trademark, of which 60% may be used by Yin Fa for further development and investment of its DAR business and the remaining 40% paid to the Association for related expenses. In addition, Yin Fa is entitled to receive 100% of the revenue stream from the use of the DAR trademark through December 13, 2016 and to 95% of the revenue stream thereafter. There are approximately 235 regional certification trademarks in China, including 65 for natural resources, of which over 20 are for natural herb resources.

Yin Fa was founded on April 24, 2001, with registered capital of $125,000 (RMB 1,000,000), and total assets of $1,475,795. Yin Fa's business incorporates a self-owned production base and a network of DAR associates, farmers and R&D affiliates. We believe our business model will help facilitate the process of growing DAR, R&D, commercializing DAR, sales and marketing. Our current DAR related products include the Bai Ling Capsule, Yi Shen Capsule, DAR slices and DAR scent bag, all of which have been certified by the Chinese State Food and Drug Administration and are being sold into the market via regional distributors throughout China. We will continue to explore the development and addition of DAR in a range of foods, medicines and cosmetics.

Seasonality

Our business is subject to seasonal fluctuations. DAR is planted during the winter months and is suitable for harvest beginning in the summer. The prime season for harvest and resulting sales is typically from July through October, subject to climate conditions.

As a result, we typically enter into contracts with farmers during the first quarter of the fiscal year for the purchase of raw DAR. We will then process the harvested DAR and sell the products to our customers during the second half of the fiscal year. Consequently, our revenues are received primarily in the second half of the fiscal year.

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

Equipment: Straight-line for 5 to 20 years with a 3% salvage value
Building: Straight-line for 20 years with a 5% salvage value

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

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Highlights

Our total assets at June 30, 2008 were $4,006,105 compared to $3,941,487 at December 31, 2007. Total liabilities increase to $1,061,036 at June 30, 2008 from $978,935 at December 31, 2007, principally due to an increase in accounts payable resulting from the seasonal nature of our business. As a result, net assets for the period under review were substantially unchanged (June 30, 2008: $2,945,070; June 30, 2007: $2,962,552).

Profit/Loss	For the six months ended
	June 30, 2008	June 30, 2007

Operating Income	(93,077)	(309,542)

Net Income Before Tax	(76,228)	(309,542)
Corp. Income Tax	-	-

Net Income	(76,228)	(309,542)

Balance Sheet	As of June 30

	2008	2007

Total Assets	4,006,105	3,941,487
Total Liabilities	1,061,036	978,935

Net Assets	2,945,070	2,962,552

The analysis of the Company’s operating results as set out below focuses principally upon the six months period ended June 30, 2008 and 2007 due to the seasonality of our business. In the first six months of calendar year 2007, we received substantially all of our revenues for the period during the first quarter of that year, with a resulting impact on our cost of sales, gross profit and operating expenses for that quarter. However, for the first six months of 2008, all of our revenues for the period were received during the second quarter of 2008. Consequently, a comparison of revenues and expenses is more meaningful if considered for the full six-month period due to the timing differences. To the extent there are exceptional items in the second quarter of the respective year under review unrelated to the difference in timing of our sales period-on-period, such items are noted in the relevant heading.

Revenues for the six months ended June 30, 2008 increased 22.7% over the comparable period in 2007 due to an increase in sales volume, while cost of sales increased at 11.6% period-on-period as a result of improved efficiencies. Gross profit for the 2008 period increased 51.9% over the comparable period in 2007, with an increase in gross profit margin to 33.9% for the six months ended June 30, 2008 compared to 22.4% for the comparable period in 2007.

Net loss for the six months ended June 30, 2008 improved to $76,228, or 75.4%, compared to a net loss of $309,542 for the comparable period in 2007. The Company has continued to benefit from foreign currency translation gains between the Chinese Yuan and the U.S. dollar which accounted for a gain of $58,746 for the first six months of 2008, resulting in a decrease of the Company’s comprehensive loss to $17,482, an improvement of 93.9% over the comparable period in 2007.

Revenues

Our revenues for the six months ended June 30, 2008 were $234,566, an increase of 22.7% over revenues of $191,211 for the comparable period in 2007. The increase in sales revenues were due primarily to an increase in the volume of sales of DAR received during the first six months of 2008. Our sales arrangements are not subject to any warranties.

Cost of Sales; Gross Profit

Cost of sales includes expenses directly related to the manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor costs. Our cost of sales for the six months ended June 30, 2008 was $154,862, or 66.0% of revenues, compared to 72.5% of revenues for the comparable period in 2007. The decrease in costs of sales is principally due to efficiencies derived from the increased processing of DAR during the period.

Gross profit for the six months ended June 30, 2008 increased by 51.9% to $79,704 from $52,466 for the comparable period in 2007. Gross profit margin for the period ended June 30, 2008 was 33.9% compared to 27.4% for the six months ended June 30, 2007.

Operating Expenses

Operating expenses for the six months ended June 30, 2008 decreased by 52.3% to $172,781 from $362,008 for the comparable period in 2007. The largest component of operating expenses is attributable to selling, general and administrative (SG&A) expense consisting primarily of administrative expenses ($141,265). SG&A decreased overall to $145,957 for the first six months of 2008 compared to $347,345 for the comparable period in 2007. The decrease is primarily due to a reduction of fees to consultants in 2008. In addition, interest expense for the first six months of 2008 increased 82.9% to $26,825 from $14,663 for the comparable period in 2007. The increase in interest expense is attributable to interest on a RMB1.6 million loan from Suining City Trust which matured June 30, 2008.

Other Income/Expense

The Company benefited from a one-time Suining City government grant of $14,167 for the six months ended June 30, 2008 relating to Yin Fa’s DAR planting projects. The Company also received other income of $2,682 attributable primarily to rental income on a portion of its office space.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the period under review. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China. However, it is too soon to assess the potential inflationary effect of the major earthquake and aftershocks in the Sichuan Province in May 2008. None of our operations were effected by the earthquake and related aftershocks. We believe that we can offset any inflationary increases in the cost of sales by continuing to increase our sales of DAR in response to continued demand and by improving operating efficiencies.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. The Company still benefits from available tax credits and no tax was payable as of June 30, 2008.

Net Loss

The Company had a net loss for the six months ended June 30, 2008 of $76,228, or less than $.01 per share of Common Stock, an improvement of 75.4% over the comparable period in 2007 ($309,542). Comprehensive loss for the six months ended June 30, 2008 was $17,482, a 93.9% improvement from a comprehensive loss of $288,904 for the comparable period in 2007. The improvement in the Company’s operating results for the first six months of 2008 is attributable principally to increased sales, lower cost of sales and SG&A expense, and a foreign currency translation gain between the RMB and U.S. dollar of $58,746.

The Company is working to strengthen its internal management processes and to grow its sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that the Company will achieve or maintain profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Cash flows provided by operating activities were $116,032 during the six months ended June 30, 2008, compared to cash flows of $245,908 used in operating activities for the comparable period in 2007. Positive cash flows from operations in the first six months of 2008 were due primarily to an increase in sales revenues while maintaining control over operating expenses.

Cash flows used in investing activities improved to $37,147 for the six months ended June 30, 2008 from $52,335 for the comparable period in 2007, respectively. The difference in cash flows used in investing activities during the first six months of 2008 is attributable to the translation effect between the RMB and the U.S. dollar. Cash flows used in the first six months of 2007 were due primarily to the purchase of property and equipment.

Cash flows used in financing activities for the six months ended June 30, 2008 were $150,246, due to payments on a short-term note for working capital. Cash flows of $111,456 were provided by financing activities during the same period in 2007. The cash flows from financing activities during the first six months of 2007 were primarily attributable to proceeds from a shareholder loan and the payment of a note from an unrelated party. The shareholder loan was due primarily to overseas consulting and advising fees, lawyer fees, and accounting fees incurred from period to period paid out of a shareholder's own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The shareholder loan was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

Overall, we have funded our cash needs from inception through June 30, 2008 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $23,517 on hand as of June 30, 2008, a decrease of $12,610 from the beginning of the period. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. If the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2008 and approximately $100,000 per year thereafter.

On a long-term basis, our liquidity is dependent on continuation and expansion of our operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

Demand for our products and services will be dependent on, among other things, market acceptance of our products, the Chinese traditional medicine market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recessionary periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We manage the processing and DAR distribution business to retail consumers and wholesale buyers. We plan to strengthen our position in these markets and to expand our operations through aggressively marketing our products and our concept.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this Item is not required of smaller reporting companies.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES

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

During the second quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

ITEM 4T.	INTERNAL CONTROLS AND PROCEDURES

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The information to be reported under this Item is not required for smaller reporting companies.

Item 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

Our subsidiary, Yin Fa, entered into an exclusive licensing agreement with the Sichuan Province Suining City DAR Association (the “Association”) in March 16, 2004 pursuant to which Yin Fa received the exclusive rights to the “Suining Sichuan Angelic” certified trademark issued by the Chinese State Administration of Industry and Commerce (“SAIC”) through December 13, 2016. For the first 10 years of the agreement, Yin Fa is entitled to retain 100% the earnings related to the certified trademark. Thereafter, subject to an extension of the trademark grant by the SAIC, Yin Fa will be entitled to retain 95% of the earnings related to the certified trademark, with the remaining 5% of such earnings paid to the Association. A copy of the licensing agreement, as translated into English, is attached to this Form 10-Q as Exhibit 10.1.

Item 6.	EXHIBITS

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits following the signature page of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH RESOURCE, INC.

By: /s/ Wang, Ji Guang

Wang, Ji Guang

President and Director

Dated: August 14, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	License Agreement between Suining Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si and Sichuan Province Suining City DAR Association (English Translation)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

- 18 -