Form 10KSB/A
period 2006-12-31
CHINA HEALTH RESOURCE, INC.
filed 2008-11-13
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-KSB/A

Amendment No. 1

_______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50029

CHINA HEALTH RESOURCE, INC.

f/k/a/ VOICE DIARY INC.

(Name of Small Business Issuer in its Charter)

_____________

Delaware	73-1629948
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

343 Sui Zhou Zhong Road

Sui Ning, Si Chuan Province, P.R. China

(Address of Principal Executive Offices)

+(86-825) 239-1788

(Issuer’s Telephone Number)

_______________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

_______________

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

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are filing this abbreviated Amendment No. 1 to the Annual Report on Form 10-KSB (this “Form 10-KSB/A No. 1”) of China Health Resource, Inc. f/k/a Voice Diary Inc. (the “Company”) for the fiscal year ended December 31, 2006, previously filed with the Securities and Exchange Commission on April 12, 2007 (the “2006 Form 10-KSB”), to effect the amendment described below:

(a) Part II, Item 7 - Financial Statements. The Consolidated Statement of Equity (Deficit) for fiscal year 2006 and related footnotes have been revised to reflect the recapitalization effected in such year.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-KSB/A No. 1.

Except for the amendment described above, this Form 10-KSB/A No. 1 does not revise, update, or in any way affect any information or disclosure contained in the 2006 Form 10-KSB and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-KSB/A No. 1 should be read in conjunction with our Securities and Exchange Commission filings made subsequent to the 2006 Form 10-KSB.

Part II, Item 7 – Financial Statements.

Item 7 - Financial Statements of the 2006 Form 10-KSB and related footnotes are hereby amended and restated to read in its entirety as follows:

The consolidated financial statements include the accounts of Yin Fa, our wholly owned subsidiary. The following selected financial data for the years ended December 31, 2006 and 2005 is derived from our consolidated financial statements, and should be read in conjunction with the consolidated financial statements and related notes presented as a separate section commencing on page F-1.

	December 31,

	2006	2005

Balance Sheet

Total Assets	1,649,617	633,774
Total Liabilities	1,295,742	718,001
Total Stockholders’ Equity	353,875	(84,227)
Total Liabilities and Stockholders’ Equity	1,649,617	633,774

Statements of Operations	For years ended
	December 31,
	2006	2005

Revenue	1,038,528	15,863
Operating Expenses	775,148	8,273
Other Expenses	(506,472)	-
Net Loss	(300,695)	(7,755)
Net Loss per Common Share	**	**

Weighted Average Common Shares Outstanding	18,204,056	10,742,977

** Less than $.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Voice Diary Inc. and Subsidiary

We have audited the accompanying balance sheet of Voice Diary Inc. and Subsidiary (a Delaware corporation) as of December 31, 2006 and related statements of operations, stockholders’ deficit, and cash flows for the year ending December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Voice Diary Inc. and Subsidiary as of December 31, 2005, were audited by other auditors whose report dated June 5, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voice Diary Inc. and Subsidiary as of December 31, 2006 and the results of its operations and its cash flows for years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LAKE & ASSOCIATES, CPA’S LLC

LAKE & ASSOCIATES, CPA’S LLC

BOCA RATON FLORIDA

March 31, 2007

“Except for Footnote O, which was dated November 7, 2008”

Voice Diary Inc. and Subsidiary
Consolidated Balance Sheets
As of December 31, 2006

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$179,868
Accounts Receivable	388,079
Note Receivable-Related Party	192,093
Prepaid Expenses	351,343
Inventory	6,104

TOTAL CURRENT ASSETS	1,117,487

FIXED ASSETS
Property, Plant, and Equipment	586,508
Accumulated Depreciation	(54,379)

TOTAL NET FIXED ASSETS	532,129

TOTAL ASSETS	$1,649,617

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$893,208
Other Payables	12,806
Taxes Payable	3,061
Notes Payable - Current Portion	185,471

TOTAL CURRENT LIABILITIES	1,094,546

LONG-TERM LIABILITIES
Notes Payable	201,196

TOTAL LONG-TERM LIABILITIES	201,196

TOTAL LIABILITIES	1,295,742

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock Class A (500,000,000 shares authorized,
31,801,802 issued and outstanding, par value $0.01)	318,018
Common Stock Class B (8,344 shares authorized,
2,000 issued and outstanding, par value $0.01)	20
Additional Paid in Capital	96,439
Accumulated Other Comprehensive Income	15,292
Retained Earnings (Deficit)	(75,894)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	353,875

TOTAL LIABILITIES AND EQUITY	$1,649,617

The accompanying notes are an integral part of these financial statements.

Voice Diary Inc. and Subsidiary
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
REVENUES
Sales	$1,038,528	$15,863
Cost of Sales	769,852	15,345
GROSS PROFIT	268,676	518

OPERATING EXPENSES
Selling, General, and Administrative	721,465	86
Interest Expense	25,081	7,253
Distribution Costs	28,602	934
TOTAL OPERATING EXPENSES	775,148	8,273

OPERATING INCOME (LOSS)	(506,472)	(7,755)

OTHER INCOME / (EXPENSES)
Non-Operating Expenses	(1,241)	-
Government Grants	207,018	-
TOTAL OTHER INCOME / (EXPENSE)	205,777	-

NET INCOME (LOSS) BEFORE TAXES	(300,695)	(7,755)

INCOME TAX EXPENSE	2,999	-

NET INCOME (LOSS) FROM CONTINUED OPERATIONS	(303,694)	(7,755)

INCOME FROM DISCONTINUED OPERATIONS	148,461	-

NET INCOME (LOSS)	(155,233)	(7,755)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	14,306	986

COMPREHENSIVE INCOME (LOSS)	(140,927)	(6,769)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Fully Diluted	18,204,056	10,742,977

NET LOSS PER COMMON SHARE	**	**
** Less than $.01

The accompanying notes are an integral part of these financial statements.

Voice Diary Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income After Income Tax	$(155,233)	$(7,755)
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities
Non-Cash Adjustment for Retained Earnings Due to Reverse Merger	80,325	-
Waiver of Subscription Receivable	10,000	-
Depreciation	54,379	26,632
Accounts Receivable	(382,763)	122,136
Prepaid Expenses	(351,342)	-
Inventory	(6,104)	(57,827)
Accounts Payable and Accrued Liabilities	646,512	(131,657)
Other Payable	(7,389)	-
Tax Payable	3,060	(383)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(108,555)	(48,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	(192,093)	-
Reverse Merger with Yin Fa	453,091	-
Purchase of Property, Plant, and Equipment	(586,508)	(56,350)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(325,510)	(56,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Short-Term Note	12,806	81,201
Retirement of Common Stock	(74,000)	-
Proceeds from Issuance of Common Stock	264,000	-
Note Payable from Related Party for Purchase of Property	386,666	(11,384)
NET CASH PROVIDED BY FINANCING ACTIVITIES	589,472	69,817

FOREIGN CURRENCY TRANSLATION	14,306	986

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	169,713	(34,401)

CASH AND CASH EQUIVALENTS:
Beginning of Period	10,155	44,556
End of Period	$179,868	$10,155

The accompanying notes are an integral part of these financial statements.

Voice Diary Inc. and Subsidiary
Consolidated Statement of Equity (Deficit)
For the Years Ended December 31, 2006 and 2005

								Accumulated
	Common Stock				Additional		Retained	Other
	Class A	par value	Class B	par value	Paid-in	Subscription	Earnings	Comprehensive
	Shares	0.01	Shares	0.01	Capital	Receivable	(Deficit)	Income	Total

Balances, January 1, 2005	10,022,977	100,230	744	$7	$2,552,374	$(5,657)	$(3,220,593)	$-	$(573,639)
Exercise of Options for Services	1,000,000	10,000		-	80,800	(10,000)			80,800
Subscription Receivables		0		-		3,821			3,821
Waiver of Subscription Receivable		0		-		1,836			1,836
Warrants Exercised Against Debt	1,000,000	10,000		-	91,377				101,377
Net Income(Loss) for the Year		0			-		147,192		147,192
Balances, December 31, 2005	12,022,977	120,230	744	7	$2,724,551	$(10,000)	$(3,073,401)	$-	$(238,613)

Waiver of Subscription Receivables						10,000			10,000
Issuance in Connection with Reverse Merger-Yin Fa	7,977,023	79,770	2,000	20	184,210				264,000
Retired to Treasury			(744)	(7)	(73,994)				(74,001)
Reverse merger with Yin Fa					453,091		79,339	986	533,416
Recapitalization					(3,073,401)		3,073,401
Effect of 11.1:1 Reverse Split	(18,198,198)	(181,982)			181,982				0
Issuance in Connection with Reverse Merger-Yin Fa	30,000,000	300,000	-	-	(300,000)				-
Net Income(Loss) for the Year							(155,233)		(155,233)
Other Comprehensive Income								14,306	14,306
Balances, December 31, 2006	31,801,802	318,018	2,000	$20	$94,439	$-	$(3,149,295)	$15,292	$353,875

The accompanying notes are an integral part of these financial statements.

VOICE DIARY INC. AND SUBSIDIARY

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

On June 13, 2006, VDYI (“acquiree”) executed a Plan of Exchange with Sui Ning Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa” or “acquirer”), the shareholders of Yin Fa (the “Yin Fa Shareholders”) and the Majority Shareholder of the VDYI, pursuant to which six simultaneous transactions were consummated at closing, as follows: (1) settling the liabilities of VDYI, (2) 7,977,023 (pre-split) new shares of Class A Common Stock and 2,000 new shares of Class B Common Stock are deposited into the account of Escrow Agent via hand delivery by Mr. Hinkis in exchange for a payment of $264,000 in cash , (3) 1,305,000 (pre-split) shares of Class A Common Stock are deposited into the account of Escrow Agent via hand delivery by Mr. Hinkis in exchange for a payment of $136,000 in cash, and (4) the issuance of the new 30,000,000 (post-split) investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Yin Fa, which should take no longer than 60 days (5) vending out the VDYI subsidiary after closing, and (6) retiring to the treasury the 744 shares of Class B Common Stock owned Mr. Hinkis at closing against payment of $74,000 and settlement of all unpaid salaries and severance pay to Mr. Hinkis in the amount of $100,000, both amounts will be taken from the payment made to VDYI for the issued shares. On August 22, 2006, VDYI consummated the Plan of Exchange with Yin Fa. As a result of the Plan of Exchange, Yin Fa will become a wholly-owned subsidiary of VDYI. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Accordingly, the consolidated financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.
(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

VOICE DIARY INC. AND SUBSIDIARY

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

VOICE DIARY INC. AND SUBSIDIARY

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining the collectability of the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

VOICE DIARY INC. AND SUBSIDIARY

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

Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

VOICE DIARY INC. AND SUBSIDIARY

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

VOICE DIARY INC. AND SUBSIDIARY

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

VOICE DIARY INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

NOTE E - NOTES PAYABLE - CURRENT AND LONG-TERM

As of December 31, 2006, notes payable consist of the following:

	2006	2005
Secured note payable to an unrelated party.
Bearing 2.4 % interest-final payment due October 2006	$-0-	347,241

Secured note payable to an unrelated party.

Bearing 6.3 % interest Principal payments due

12/31/2006 and 12/31/2007 equal payments of $ 185,470	$370,940	361,491
TOTAL	$370,940	708,732
	=====	======

Future payments on note due as follow:

Before December 31, 2007	$185,470
Before December 31, 2008	185,470
TOTAL	$370,940
======

NOTE F - COMMITMENTS

The Company leases its warehouse for approximately $1,478 per year, which expires March 14, 2007.

Future annual lease payments are as follows:
March 15, 2006 to March 14, 2007	$1,478
TOTAL	$1,478
====

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

VOICE DIARY INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

NOTE G - RELATED-PARTY TRANSACTIONS (CONT’D)

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

VOICE DIARY INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

NOTE J - INCOME TAXES (CONT’D)

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

The Company’s total deferred tax asset as of December 31, 2006 is as follows:

	2006	2005
Net operating loss carry-forwards	$490,000	$78,000
Valuation Allowance	(490,000)	(78,000)

$-0-	$ -0-
======	=====

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate income taxes accrued as of December 31, 2006 were $2,999.

NOTE K - STOCK OPTION PLAN

A status summary of the Company's stock options as of December 31, 2006 and 2005, and of changes during the periods then ended, is as follows:

2006	2005	Exercise
Price

Outstanding at beginning of period	--	--	$--
Granted during period	--	1,000,000	$0.01
Exercised during period	--	(1,000,000)	$0.01
Outstanding at end of period	--	--	$--
=====		=====

Weighted average fair value of options	--	$0.01
granted during the period	=====	=====

VOICE DIARY INC. AND SUBSIDIARY

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

NOTE O - SUBSEQUENT DISCOVERY OF ERROR

On November 7, 2008, the Company discovered an error in its financial statements. The Company was required to reset its historical equity as of the result of the reverse merger that occurred during 2006.

Part III, Item 13. Exhibits.

(a) Financial Statements.

1.	The following financial statements of the Company are included in Part II, Item 7:

2.	Exhibits

14.1.	Code of Ethics*
31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1.	Section 1350 Certifications of Chief Executive Officer
32.2.	Section 1350 Certifications of Chief Financial Officer

*	Previously filed.

(b) Reports on Form 8-K

1. On February 6, 2007, we filed a current report on Form 8-K to announce the change of its certifying accountant.

2. On March 6, 2007, we filed a current report on Form 8-K to announce that we entered into an Exclusive Import-Export Agency Agreement with DongUi Cosmetics Co. ("DongUi"), a corporation organized and existing under the laws of the Republic of Korea (South Korea), for business development in South Korea.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH RESOURCE, INC., f/k/a VOICE DIARY INC.

Dated: November 12, 2008	By: /s/ Chen, Jiang Chen, Jiang Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 12, 2008	By: /s/ Zhou, Yi Zhou, Yi Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated: November 12, 2008	By: /s/ Wang, Jiayin Wang, Jiayin President and Director

Dated: November 12, 2008	By: /s/ Wang, Bing Wang, Bing Director

Dated: November ___, 2008	By: ________________________ Wang, Bing Director

EXHIBIT INDEX

Exhibit No.	Description

14.1	Code of Ethics*
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer
32.2	Section 1350 Certifications of Chief Financial Officer

* Previously filed.