Form 10KSB/A
period 2007-12-31
CHINA HEALTH RESOURCE, INC.
filed 2008-11-13
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-KSB/A

Amendment No. 1

_____________________

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

_____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Class A & Class B, $.01 par value

_____________________

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐   No   ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are filing this abbreviated Amendment No. 1 to the Annual Report on Form 10-KSB (this “Form 10-KSB/A No. 1”) of China Health Resource, Inc. f/k/a Voice Diary Inc. (the “Company”) for the fiscal year ended December 31, 2007, previously filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2008 (the “2007 Form 10-KSB”), to effect the amendments described below:

(a) Part II, Item 7 - Financial Statements. The Report of Independent Registered Public Accountant has been amended to cover the consolidated balance sheet for fiscal year 2006. The Consolidated Statement of Equity (Deficit) for fiscal year 2007 and related footnotes have also been revised to reflect the recapitalization effected in such year;

(b) Part II, Item 8A - Controls and Procedures. This Item has been amended to provide a complete report on management’s assessment of internal control over financial reporting in accordance with Item 308T(a) of Regulation S-B, portions of which were inadvertently omitted from the Company’s original filing of the 2007 Form 10-KSB. In addition, in light of such inadvertent omission, the Company has amended its disclosure contained in the second paragraph of such Item relating to the effectiveness of its disclosure controls and procedures; and

(c) Part III, Item 13 - Exhibits. We have revised the certifications contained in Exhibits 31.1 and 31.2 to include the complete information required by Item 601(b)(31) of Regulation S-B, which was inadvertently omitted in the 2007 Form 10-KSB.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s Principal Executive Officer and our Principal Financial and Accounting Officer (the “Certifying Officers”) are being filed as exhibits to this Form 10-KSB/A No. 1.

Except for the amendment described above, this Form 10-KSB/A No. 1 does not revise, update, or in any way affect any information or disclosure contained in the 2007 Form 10-KSB and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-KSB/A No. 1 should be read in conjunction with our SEC filings made subsequent to the 2007 Form 10-KSB.

Part II, Item 7 - Financial Statements.

Item 7 - Financial Statements of the 2007 Form 10-KSB and related footnotes are hereby amended and restated to read in its entirety as follows:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Health Resource, Inc.

(f/k/a Voice Diary Inc.) and Subsidiary

We have audited the accompanying balance sheets of China Health Resource, Inc. (f/k/a Voice Diary Inc.) and Subsidiary (a Delaware corporation) as of December 31, 2007 and 2006 and related statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Resource, Inc. and Subsidiary as of December 31, 2007 and 2006 and the results of its operations and its cash flows for years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Boca Raton, Florida

April 10, 2008 except for Note O

“Except for Footnote O, which was dated November 7, 2008”

F-1

China Health Resource, Inc. and Subsidiary
Consolidated Balance Sheets
As of December 31, 2007 and 2006

ASSETS	2007	2006
CURRENT ASSETS
Cash and Cash Equivalents	$ 36,127	$ 179,868
Accounts Receivable	460,414	388,079
Note Receivable-Related Party	628,390	192,093
Employee Advances	7,197	-
Prepaid Expenses	2,143,827	351,343
Inventory	61,918	6,104
TOTAL CURRENT ASSETS	3,337,873	1,117,487

FIXED ASSETS
Property, Plant, and Equipment	717,831	586,508
Accumulated Depreciation	(114,217)	(54,379)
TOTAL NET FIXED ASSETS	603,614	532,129

TOTAL ASSETS	$ 3,941,487	$ 1,649,617

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$ 207,957	$ 893,208
Other Payables	-	12,806
Due to Shareholder	83,258	-
Taxes Payable	98,996	3,061
Notes Payable - Current Portion	588,724	185,471
TOTAL CURRENT LIABILITIES	978,935	1,094,546

LONG-TERM LIABILITIES
Notes Payable	-	201,196
TOTAL LONG-TERM LIABILITIES	-	201,196

TOTAL LIABILITIES	978,935	1,295,742

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock Class A ( 500,000,000 Shares Authorized,
99,288,894 Issued and Outstanding, par value $0.01)	992,889	318,018
Common Stock Class B ( 8,344 shares authorized,
2,000 Issued and Outstanding, par value $0.01)	20	20
Additional Paid in Capital	2,195,468	96,439
Accumulated Other Comprehensive Income	76,117	15,292

Retained Earnings (Deficit)	(301,942)	(75,894)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,962,552	353,875

TOTAL LIABILITIES AND EQUITY	$ 3,941,487	$ 1,649,617
The accompanying notes are an integral part of these financial statements.

F-2

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

F-3

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income After Income Tax	$(226,048)	$(155,233)
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities	-	-
Non-Cash Adjustment for Retained Earnings Due to Reverse Merger	-	80,325
Common Stock Issued for Services	2,074,346	-
Waiver of Subscription Receivable	-	10,000
Depreciation	59,838	54,379
Accounts Receivable	(72,335)	(382,763)
Employee Advances	(7,197)	-
Prepaid Expenses	(1,792,484)	(351,342)
Inventory	(55,814)	(6,104)
Accounts Payable and Accrued Liabilities	(14,303)	646,512
Other Payable	(12,806)	(7,389)
Tax Payable	95,934	3,060
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	49,131	(108,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	(436,297)	(192,093)
Proceeds from Notes Receivable	433	-
Reverse merger with Yin Fa	-	453,091
Purchase of Property, Plant, and Equipment	(131,323)	(586,508)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(567,187)	(325,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Short-Term Note	219,040	12,806
Proceeds from Shareholder Loan	83,258	-
Retirement of Common Stock	-	(74,000)
Proceeds from Issuance of Common Stock	-	264,000
Note Payable from Related Party	11,192	386,666
NET CASH PROVIDED BY FINANCING ACTIVITIES	313,490	589,472

FOREIGN CURRENCY TRANSLATION	60,825	14,306

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(143,741)	169,713

CASH AND CASH EQUIVALENTS:
Beginning of Period	179,868	10,155
End of Period	$36,127	$179,868

SUPPLEMENTAL CASH FLOW INFORMATION:
Common Stock Issued for Settlement of Certain Accounts Payable	$699,554	$-
Common Stock Issued for Services	$2,074,346	$-
The accompanying notes are an integral part of these financial statements.

F-4

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Equity (Deficit)
For the Years Ended December 31, 2007 and 2006

Common Stock
Class A Shares	par value 0.01	Class B Shares	par value 0.01	Additional Paid-in Capital	Subscription Receivable	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total

Balances, December 31, 2005	$12,022,977		$120,230		$744		$7		$2,724,551	$(10,000)		$(3,073,401)		$-	$(238,613)

Waiver of subscription receivables	-		-		-		-		-	10,000		-		-	10,000
Issuance in connection with reverse merger-Yin Fa	7,977,023		79,770		2,000		20		184,210	-		-		-	264,000
Retired to treasury	-		-		(744)		(7)		(73,994)	-		-		-	(74,001)
Reverse merger with Yin Fa	-		-		-		-		453,091	-		79,339		986	533,416
Effect of 11.1:1 reverse split	(18,198,198)		(181,982)		-		-		181,982	-		-		-	0
Issuance in connection with reverse merger-Yin Fa	30,000,000		300,000		-		-		(300,000)	-		-		-	-
Recapitalization									(3,073,401)			3,073,401
Net Income (Loss) for the year	-		-		-		-		-	-		(155,233)		-	(155,233)
Other comprehensive income		-		-		-		-	-		-		-	14,306	14,306
Balances, December 31, 2006	$31,801,802		$318,018		$2,000		$20		$96,439	$-		$(75,894)		$15,292	$353,875

Issuance for services rendered	6,500,000		65,000		-		-		634,554	-		-		-	699,554
Issuance for services rendered	1,000,000		10,000		-		-		41,225	-		-		-	51,225
F-5

Issuance of stock due to conversion	10,342,593		103,426		(2,000)		(20)		(103,406)	-		-		-	-
Issuance for services	-		-		2,000		20		2,023,101	-		-		-	2,023,121
1:2 Forward stock split	49,644,447		496,445		-		-		(496,445)	-		-		-	-
Net Income (Loss) for the period	-		-		-		-		-	-		(226,048)		-	(226,048)
Other comprehensive income		-		-		-		-	-		-		-	60,825	60,825
Balances, December 31, 2007	$99,288,842		$992,889		$2,000		$20		$2,195,408	$-		$(301,942)		$76,117	$2,962,552

The accompanying notes are an integral part of these financial statements.
F-6

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

China Health Resource, Inc., f/k/a Voice Diary Inc. (the “Company” or “CHRI”) was incorporated in the State of Delaware on February 26, 2002. In June and July 2002, the Company acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through the exchange of shares of the Company with former shareholders of the Subsidiary. VDL was disposed of on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, the former president of the Company. On May 21, 2007, the Company changed its name to “China Health Resource, Inc.”.

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

F-7

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

F-8

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

F-9

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Stock-Based Compensation

Employee stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the FASB interpretations thereof. Pursuant to those accounting pronouncements, compensation is recorded for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Due to the terms of the grants, the fair value of the compensation in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation” approximates the values computed in accordance with APB No. 25. Stock-based compensation to non-employees is accounted for in accordance with SFAS No. 123R. Under both accounting pronouncements, as part of the necessary computations, management is required to estimate the fair value of the underlying shares. Fair value has generally been determined by management, as the price at which the Company’s shares were issued at the most recent prior placement of the Company’s Common Stock. Since the Company was approved for listing on the Over the Counter Bulletin Board - fair value is determined according to stock market price. The timing of the grant and measurement of stock-based awards will not have a material effect on the Company’s results of operations and financial position. Since no stock-based awards exist.

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

F-10

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

NOTE D - NOTE RECEIVABLE (CONT’D)

As of December 31, 2007, the Company has a note receivable from a related-party with a total balance due of $191,660. The note is due on May 29, 2007 with interest at 6.12%.

As of December 31, 2007, the Company has a note receivable from a related-party with a total balance due of $436,730. The note is due on December 31, 2008.

NOTE E - NOTES PAYABLE - CURRENT AND LONG-TERM

As of December 31, 2007 and 2006, notes payable consist of the following:

Secured note payable to an unrelated party.

Bearing 6.3 % interest Principal payments due

2007	2006

Unsecured note payable –unrelated party

Bearing 10.925 % interest Principal payment due

12/31/2008 one payment of $ 198,270	$198,270	370,940

Unsecured note payable –unrelated party

09/20/2008	$219,040	-0-

10/31/2008

Bearing 2.4 % interest Principal payments due	$171,414	-0-

Future payments on note due as follow:

TOTAL	$588,724	370,940
Before December 31, 2008	588,724	198,270

NOTE F - COMMITMENTS

The Company leases its warehouse for approximately $1,478 per year, which expires March 14, 2008.

TOTAL	$588,724	$198,270

The Company leases farm land of approximately 861,000 sq feet from a cooperative of farmers. The lease expires in December 2017. Total Rent Expense for December 31, 2007 was $6,455.

Future annual lease payments are as follows:
March 15, 2007 to March 14, 2008	$1,478
TOTAL	$1,478

Future annual lease payments are as follows:

Year Ending December 31, 2008	$6,455
2009	6,455
F-12

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

NOTE F – COMMITMENTS (CONT’D)

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
...
TOTAL	$1,999,975

NOTE G - RELATED-PARTY TRANSACTIONS

The former shareholders of the Company were Sichuan Suining Yingfa Resource Development Group Co., Ltd., Suining Yingfa Construction Materials Company Ltd, and Sichuan Yingfa Resource Development Co., Ltd. (the Yingfa group). According to the Temporary Resolution of the Shareholders’ Meeting of the Company held on January 20, 2006, the Company has had a capital restructuring as mentioned in Note L. Related-party transactions between the Company and Yingfa group from 2004 to January 20, 2006 are listed below:

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

F-13

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

NOTE G - RELATED-PARTY TRANSACTIONS (CONT’D)

As of December 31, 2007, the Company has a note receivable from a related-party with a total balance due of $191,660. The note is due on May 29, 2007 with interest at 6.12%.

As of December 31, 2007, the Company has a note receivable from a related-party with a total balance due of $436,730. The note is due on December 31, 2008.

On August 15, 2007, the Company’s Board of Directors approved to pay for the total rent of a 20-year leasing property by the issuance of 2,000 shares of Class B Common Stock to Lian, Xiao Jian, the owner of a property. Pursuant to the terms and conditions of the Contract of Lease Property, dated June 29, 2007, the total payment of the rent for 20 years leasing period is $2,023,121 and the leasing property is approximately 3,600 square feet. The lease commences in July 2007 and expires in June 2027. Total rent expense for the year ended December 31, 2007 was $23,146.

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

NOTE J - INCOME TAXES (CONT’D)

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

Plant and equipment, net as of December 31, 2007 and 2006 consists of the following:

	2007	2006
Building	$ 400,995	$ 400,995
Furniture, fixture and equipment	316,836	185,475
	717,831	586,470
Less: accumulated depreciation	(114,217)	(54,379)
Plant and equipment, net	$ 603,614	$ 532,091

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

F-15

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

NOTE L -EQUITY TRANSACTIONS (CONT’D)

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

On July 23, 2007, the Company effected a forward stock split of the Company’s Class A Common Stock, pursuant to the Delaware General Corporation Law, “no dissenters’ rights under the Delaware General Corporation Law are afforded to the Company’s stockholders as a result of the adoption of this resolution”, exchanging one (1) existing shares of Class A Common Stock for two (2) shares of post forward split Class A Common Stock. The number of outstanding shares of the Company’s Class A common stock was increased from 49,644,447 to 99,288,894 shares and par value of its Class A common stock was unchanged at $0.01.

On August 15, 2007, the Company’s Board of Directors approved to pay for the total rent of a 20-year leasing property by the issuance of 2,000 shares of Class B Common Stock to Lian, Xiao Jian, the owner of a property. Pursuant to the terms and conditions of the Contract of Lease Property, dated June 29, 2007, the total payment of the rent for 20 years leasing period is $2,023,121 and the leasing property is approximately 3,600 square feet. The lease commences in July 2007 and expires in June 2027. Total rent expense for the year ended December 31, 2007 was $23,146.

F-16

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

NOTE O - SUBSEQUENT DISCOVERY OF ERROR

On November 7, 2008 the Company discovered an error in its financial statements. The Company was required to reset its historical equity as of the result of the reverse merger that occurred during 2006.

F-17

Part II, Item 8A - Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. Our Certifying Officers are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to our management, including the Certified Officers, as appropriate to allow timely decisions regarding required disclosure.

In light of the amendments required to the Company’s original filing of its 2007 Form 10-KSB, our Certifying Officers have concluded that such disclosure controls and procedures were not wholly effective as of December 31, 2007. In reaching this conclusion, the Certifying Officers noted the inadvertent omissions necessitating this amendment to our 2007 Form 10-KSB. We have remedied this deficiency in our disclosure controls and procedures by implementing additional controls and procedures designed to ensure completeness and more effective control over disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. The assessment was based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this annual report.

Part III, Item 13 - Exhibits.

(a) Financial Statements.

1. The following financial statements of the Company are included in Part II, Item 7:

Report of independent Registered Public Accounting Firm	F-1
Balance Sheet-December 31, 2007	F-2
Statements of Operations - For years ended December 31, 2007 and 2006	F-3
Statements of Cash Flows - For years ended December 31, 2007 and 2006	F-4
Statements of Stockholders’ Equity - For years ended December 31, 2007 and 2006	F-5 to F-6
Notes to Financial Statements	F-7 to F-17

2. Exhibits

14.1.	Code of Ethics*
31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1.	Section 1350 Certifications of Chief Executive Officer
32.2.	Section 1350 Certifications of Chief Financial Officer

*	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(b) Reports on Form 8-K

1. On February 6, 2007, we filed a current report on Form 8-K to announce the change of its certifying accountant.

2. On March 6, 2007, we filed a current report on Form 8-K to announce that we entered into an Exclusive Import-Export Agency Agreement with DongUi Cosmetics Co. (“DongUi”), a corporation organized and existing under the laws of the Republic of Korea (South Korea), for business development in South Korea.

3. On April 20, 2007, we filed a current report on Form 8-K to announce that we entered into an Exclusive Agency Agreement with Chengdu Derentang Pharmaceutical Ltd.(“Derentang”), a corporation organized and existing under the laws of the People’s Republic of China, for the sales of DAR.

4. On June 21, 2007, we filed a current report on Form 8-K to announce that we executed a 1 for 2 forward stock split of our Class A Common Stock, which took effective at July 23, 2007.

5. On July 23, 2007, we filed a current report on Form 8-K to announce the resignation of Deng, Shu Lan, the former president of Yin Fa, and the stock transfer for the 2,000 shares of our Class B Common Stock.

6. On August 31, 2007, we filed a current report on Form 8-K to announce the issuance of 2,000 shares of Class B Common Stock for the rental payment of a 20-year leasing property.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH RESOURCE, INC., f/k/a VOICE DIARY INC.

Dated: November 12, 2008	By: /s/ Chen, Jiang________________________
Chen, Jiang
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 12, 2008	By: /s/ Zhou Yi________________________
Zhou, Yi
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated: November 12, 2008	By: /s/ Wang, Jiayin________________________
Wang, Jiayin President and Director

Dated: November 12, 2008	By: /s/ Wang, Bing________________________
Wang, Bing Director

Dated: November ___, 2008	By: ________________________
Wang, Gewei
Director

EXHIBIT INDEX

Exhibit No.	Description
14.1	Code of Ethics*
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer
32.2	Section 1350 Certifications of Chief Financial Officer

* Incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.