Form 10-Q/A
period 2008-03-31
CHINA HEALTH RESOURCE, INC.
filed 2008-11-13
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q/A

Amendment No. 1

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2008:

99,288,894 shares of Class A Common Stock of par value $0.01

2,000 shares of Class B Common Stock of par value $0.01

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we are filing this abbreviated Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Form 10-Q/A No. 1”) of China Health Resource, Inc. (the “Company”) for the period ended March 31, 2008, previously filed with the Securities and Exchange Commission (the “Commission”) on May 20, 2008 (the “Original Filing”), to effect the amendments described below:

(a) Part I, Item 1 - Financial Statements. The Consolidated Financial Statements for the period ended March 31, 2008 have been revised to reflect the recapitalization effected in the comparable period ended March 31, 2007;

(b) Part I, Item 4 – Controls and Procedures. This Item has been revised in light of the required amendments to the Original Filing;

(c) Part I, Item 4T – Internal Controls and Procedures. This Item was inadvertently omitted from the Original Filing and is now included in full; and

(d) Part II, Item 6 – Exhibit. The certifications contained in exhibits 31.1 and 31.2 have been revised to include the information inadvertently omitted and required by Item 601(b)(31) of Regulation S-K as filed herewith.

Except for the foregoing amended information, this Form 10-Q/A No. 1 continues to describe conditions as of the date of the Original Filing. Accordingly, this Form 10-Q/A No. 1 should be read in conjunction with our filings with the Commission made subsequently to the Original Filing.

Part I, Item 1 - Financial Statements

Item 1 - Financial Statements of the period ended March 31, 2008 is hereby amended and restated to read in its entirety as follows:

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007

ASSETS
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$22,136	$36,127
Accounts Receivable	479,148	460,414
Note Receivable-Related Party	653,959	628,390
Employee Advances	7,373	7,197
Prepaid Expenses	2,111,203	2,143,827
Inventory	64,438	61,918
TOTAL CURRENT ASSETS	3,338,257	3,337,873

FIXED ASSETS
Property, Plant, and Equipment	737,778	717,831
Accumulated Depreciation	(119,751)	(114,217)
TOTAL NET FIXED ASSETS	618,027	603,614

TOTAL ASSETS	$3,956,284	$3,941,487

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$412,122	$207,957
Other Payables	-	-
Due to Shareholder	83,258	83,258
Taxes Payable	47,361	98,996
Notes Payable - Current Portion	474,184	588,724
TOTAL CURRENT LIABILITIES	1,016,925	978,935

LONG-TERM LIABILITIES
Notes Payable	-	-
TOTAL LONG-TERM LIABILITIES	-	-

TOTAL LIABILITIES	1,016,925	978,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock Class A ( 500,000,000 Shares Authorized,
99,288,894 Issued and Outstanding, par value $0.01)	992,889	992,889
Common Stock Class B ( 8,344 Shares Authorized,
2,000 Issued and Outstanding, par value $0.01)	20	20
Additional Paid in Capital	2,195,468	2,195,468
Accumulated Other Comprehensive Income	119,406	76,117

Retained Earnings (Deficit)	(368,424)	(301,942)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,939,359	2,962,552

TOTAL LIABILITIES AND EQUITY	$3,956,284	$3,941,487

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

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the three months ended March 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income After Income Tax	$(66,482)	$(152,726)
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities	-	-
Amortization of Prepaid Expenses	32,624	31,296
Common Stock Issued for Services	-	51,225
Depreciation	5,534	7,930
Accounts Receivable	(18,734)	(450,526)
Employee Advances	(176)	-
Prepaid Expenses	-	-
Inventory	(2,520)	30
Intangible Assets	-	(34)
Accounts Payable and Accrued Liabilities	204,165	(102,891)
Other Payable	-	-
Tax Payable	(51,635)	30
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	102,776	(615,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	(25,569)	-
Proceeds from Notes Receivable	-	-
Purchase of Property, Plant, and Equipment	(19,947)	(1,289)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(45,516)	(1,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Short-Term Note	-	124
Proceeds from Shareholder Loan	-	80,675
Payments on Short-Term-Note Payable	(114,540)	-
Retirement of Common Stock	-	-
Proceeds from Issuance of Common Stock	-	-
Note Payable from Unrelated Party	-	377,504
NET CASH PROVIDED BY FINANCING ACTIVITIES	(114,540)	458,303

FOREIGN CURRENCY TRANSLATION	43,289	2,229

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,991)	(156,423)

CASH AND CASH EQUIVALENTS:
Beginning of Period	36,127	179,868
End of Period	$22,136	$23,445

SUPPLEMENTAL CASH FLOW INFORMATION:
Common Stock Issued for Settlement of Certain Accounts Payable	$-	$699,554
Common Stock Issued for Services	$-	$51,225

The accompanying notes are an integral part of these financial statements.

Part I, Item 4 – Controls and Procedures

Item 4 – Controls and Procedures is hereby amended and restated to read in its entirety as follows:

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In light of the amendments to the Original Filing, the Certifying Officers have concluded that our disclosure controls and procedures were not wholly effective as of March 31, 2008. In reaching this conclusion, the Certifying Officers noted the inadvertent omissions necessitating this amendment to the Form 10-Q/A No. 1. We have remedied this deficiency in our disclosure controls and procedures by implementing additional controls and procedures designed to ensure completeness and more effective control over disclosures.

Part I, Item 4T – Internal Controls and Procedures

Item 4T – Internal Controls and Procedures is hereby added in full:

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

Part II, Item 6 - Exhibits

(a) – Exhibits.

(1).            Exhibits: Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits following the signature page of this Form 10-Q/A, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH RESOURCE, INC.

Dated: November 12, 2008	By: /s/ Chen, Jiang____________
Chen, Jiang
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 12, 2008	By: /s/ Zhou, Yi___________
Zhou, Yi
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Exhibit No.                              Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer
32.2	Section 1350 Certifications of Chief Financial Officer