Form 10-Q/A
period 2008-06-30
CHINA HEALTH RESOURCE, INC.
filed 2008-11-13
CIK 1173784

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2008:

99,288,894 shares of Class A Common Stock of par value $0.01

2,000 shares of Class B Common Stock of par value $0.01

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we are filing this abbreviated Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Form 10-Q/A No. 1”) of China Health Resource, Inc. (the “Company”) for the period ended June 30, 2008, previously filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2008 (the “Original Filing”), to effect the amendments described below:

(a) Part I, Item 1 - Financial Statements. The consolidated financial statements for the period ended June 30, 2008 have been revised to reflect the recapitalization effected in the comparable period ended June 30, 2007; and

(b) Part II, Item 6 – Exhibit. The certifications contained in exhibits 31.1 and 31.2 have been revised to include the information inadvertently omitted and required by Item 601(b)(31) of Regulation S-K as filed herewith.

Except for the foregoing amended information, this Form 10-Q/A No. 1 continues to describe conditions as of the date of the Original Filing. Accordingly, this Form 10-Q/A No. 1 should be read in conjunction with our filings with the Commission made subsequently to the Original Filing.

Part I, Item 1 - Financial Statements.

Item 1 - Financial Statements of the period ended June 30, 2008 is hereby amended and restated to read in its entirety as follows:

China Health Resource, Inc. and Subsidiary

Consolidated Balance Sheets

As of June 30, 2008 (unaudited) and December 31, 2007 (audited)

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$23,517	36,127
Accounts receivable	$539,887	460,414
Note receivable-related party	$676,498	628,390
Employee advances	-	7,197
Prepaid expenses	$2,078,579	2,143,827
Inventory	$65,940	61,918
TOTAL CURRENT ASSETS	$3,384,421	3,337,873

FIXED ASSETS
Property, plant, and equipment	$754,978	717,831
Accumulated depreciation	$(133,294)	(114,217)
TOTAL NET FIXED ASSETS	$621,684	603,614

TOTAL ASSETS	$4,006,105	3,941,487

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$482,567	207,957
Due to shareholder	$83,258	83,258
Taxes payable	$56,732	98,996
Notes payable - current portion	$438,478	588,724
TOTAL CURRENT LIABILITIES	$1,061,036	978,935

LONG-TERM LIABILITIES
Notes payable	$-	-
TOTAL LONG-TERM LIABILITIES

TOTAL LIABILITIES	$1,061,036	978,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock Class A (500,000,000 shares authorized, 99,288,894 issued and outstanding, par value $0.01)	992,889	992,889
Common stock Class B (8,344 shares authorized, 2,000 issued and outstanding, par value $0.01)	20	20
Additional paid in capital	2,195,468	2,195,468
Accumulated other comprehensive income	134,863	76,117
Retained earnings (deficit)	(416,785)	(301,942)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,906,456	2,962,552

TOTAL LIABILITIES AND EQUITY	$3,967,491	3,941,487

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

China Health Resource, Inc. and Subsidiary

Unaudited Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

	For the Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income after income tax	$(114,843)	(309,542)
Adjustments to reconcile net income to net cash used in operating activities	$-	-
Depreciation	$19,077	15,938
Amortization of prepaid expenses	$-	108,410
Common stock issued for services	$-	51,225
Accounts receivable	$(72,276)	(22,749)
Other receivable	$(48,108)	-
Employee advances	$-	-
Prepaid expenses	$65,248	-
Inventory	$(4,022)	(51)
Intangible assets	$-	(39)
Accounts payable and accrued liabilities	$274,610	(89,171)
Tax payable	$(42,264)	71
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$77,423	(245,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	$-	-
Proceeds from notes receivable	$-	-
Purchase of property, plant, and equipment	$(37,147)	(52,335)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(37,147)	(52,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term note	$-	295
Proceeds from shareholder loan	$-	83,258
Payments on short-term-note payable	$(150,246)	-
Retirement of common stock	$-	-
Proceeds from issuance of common stock	$-	-
Note payable from unrelated party	$-	27,903
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(150,246)	111,456

FOREIGN CURRENCY TRANSLATION	$58,746	20,638

NET INCREASE (DECREASE) IN CASH AND	$(51,224)	(166,149)
CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS:
Beginning of period	$36,127	179,868
End of period	$(15,097)	13,719

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts payable	$-	699,554
Common stock issued for services	$-	51,225

The accompanying notes are an integral part of these financial statements.

Part II, Item 6 – Exhibits.

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

CHINA HEALTH RESOURCE, INC.

Dated: November 12, 2008	By: /s/ Chen, Jiang________________________
Chen, Jiang
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 12, 2008	By: /s/ Zhou, Yi________________________
Zhou, Yi
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	License Agreement between Suining Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si and Sichuan Province Suining City DAR Association (English Translation)*
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer
32.2	Section 1350 Certifications of Chief Financial Officer

* Previously Filed.