Form 10-Q
period 2008-09-30
CHINA HEALTH RESOURCE, INC.
filed 2008-11-19
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2008

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

Suining, Sichuan Province, P.R. China

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2008:

99,288,894 shares of Class A Common Stock of par value US $0.01

2,000 shares of Class B Common Stock of par value US $0.01

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

China Health Resource, Inc. and Subsidiary

Consolidated Balance Sheets

As of September 30, 2008 (unaudited) and December 31, 2007 (audited)

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$60,553	36,127
Accounts receivable	$656,208	460,414
Note receivable – related party	$352,739	628,390
Employee advances	7,703	7,197
Prepaid expenses	$2,045,955	2,143,827
Inventory	$126,258	61,918
TOTAL CURRENT ASSETS	$3,249,416	3,337,873

FIXED ASSETS
Property, plant, and equipment	$763,600	717,831
Accumulated depreciation	$(145,486)	(114,217)
TOTAL NET FIXED ASSETS	$618,114	603,614

TOTAL ASSETS	$3,867,530	3,941,487

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$211,663	207,957
Other payables	$89,321	-
Due to shareholder	$83,258	83,258
Taxes payable	$70,351	98,996
Notes payable – current portion	$196,993	588,724
Notes payable – related party	$147,278	-
TOTAL CURRENT LIABILITIES	$798,864	978,935

LONG-TERM LIABILITIES
Notes payable	$-	-
TOTAL LONG-TERM LIABILITIES	$-	-

TOTAL LIABILITIES	$798,864	978,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock Class A (500,000,000 shares authorized, 99,288,894 issued and outstanding, par value $0.01)	$992,889	992,889
Common stock Class B (8,344 shares authorized, 2,000 issued and outstanding, par value $0.01)	$20	20
Additional paid in capital	$2,195,468	2,195,468
Accumulated other comprehensive income	$149,687	76,117
Retained earnings (deficit)	$(269,398)	(301,942)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,068,666	2,962,552

TOTAL LIABILITIES AND EQUITY	$3,867,530	3,941,487

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Consolidated Statements of Income

For the Three Months Ended September 30, 2008 and 2007

	For the Three Months Ended
	September 30, 2008	September 30, 2007
REVENUES
Sales	$625,656	8,908
Cost of sales	$(390,679)	(8,143)
GROSS PROFIT	$234,977	765

OPERATING EXPENSES
Selling, general, and administrative	$(121,711)	(132,385)
Interest expense	$(4,654)	-
Distribution costs	$-	-
TOTAL OPERATING EXPENSES	$(126,365)	(132,385)

OPERATING INCOME (LOSS)	$108,612	(131,620)

OTHER INCOME / (EXPENSES)
Non-operating expenses	$-	2,289
Interest income	$-	(12,587)
Government grants	$148	-
Other	$12	-
TOTAL OTHER INCOME / (EXPENSE)	$160	(10,298)

NET INCOME (LOSS) BEFORE TAXES	$108,772	(141,918)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$108,772	(141,918)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	$14,824	2,305

COMPREHENSIVE INCOME (LOSS)	$123,596	(139,613)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	99,288,842	85,567,720
Fully diluted	109,631,435	85,567,720

NET LOSS PER COMMON SHARE
Basic	**	**
Fully diluted	**	**

**Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Consolidated Statements of Income

For the Nine Months Ended September 30, 2008 and 2007

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
REVENUES
Sales	$860,222	200,119
Cost of sales	$(545,541)	(146,888)
GROSS PROFIT	$314,681	53,231

OPERATING EXPENSES
Selling, general, and administrative	$(267,667)	(479,730)
Interest expense	$(31,479)	-
Distribution costs	$-	-
TOTAL OPERATING EXPENSES	$(299,146)	(479,730)

OPERATING INCOME (LOSS)	$15,535	(426,499)

OTHER INCOME / (EXPENSES)
Non-operating expenses	$-	-
Interest income	$-	-
Government grants	$14,315	(27,250)
Other	$2,694	2,289
TOTAL OTHER INCOME / (EXPENSE)	$17,009	(24,961)

NET INCOME (LOSS) BEFORE TAXES	$32,544	(451,460)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$32,544	(451,460)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	$73,570	22,943

COMPREHENSIVE INCOME (LOSS)	$106,114	(428,517)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	99,288,842	53,883,069
Fully diluted	109,631,435	53,883,069

NET LOSS PER COMMON SHARE
Basic	**	**
Fully diluted	**	**

**Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income after income tax	$32,544	(451,460)
Adjustments to reconcile net income to net cash used in operating activities	-	-
Depreciation	$31,269	28,514
Amortization of prepaid expenses	$-	-
Common stock issued for services	$-	2,074,346
Accounts receivable	$(188,597)	3,107
Other receivable	$-	-
Employee advances	$(506)	-
Prepaid expenses	$97,872	(1,847,212)
Inventory	$(64,340)	(757)
Intangible assets	$-	(40)
Accounts payable and accrued liabilities	$3,706	(74,147)
Notes payable	$-	-
Other payable	$84,952	-
Other payables – related party	$-	-
Tax payable	$(28,645)	116
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(31,745)	(267,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	$-	-
Deferred assets	$-	(85,650)
Proceeds from notes receivable	$-	-
Purchase of property, plant, and equipment	$(48,597)	(1,804)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(48,597)	(87,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term note	$147,278	199,796
Proceeds from shareholder loan	$-	83,258
Payments on short-term-note payable	$(116,080)	-
Retirement of common stock	$-	-
Proceeds from issuance of common stock	$-	-
Note payable from unrelated party	$-	47,315
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$31,198	330,369

FOREIGN CURRENCY TRANSLATION	$73,570	22,943

NET INCREASE (DECREASE) IN CASH AND	$24,426	(1,675)
CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS:
Beginning of period	$36,127	179,868
End of period	$60,553	178,193

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts	$-	699,554
payable
Common stock issued for services	$-	2,074,346

The accompanying notes are an integral part of these financial statements.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the nine months ended September 30, 2008 and 2007. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s financial statements and notes for the year ended December 31, 2007, as filed on Form 10-KSB/A.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company’s 2007 Annual Report on Form 10-KSB/A. Our results for the nine months ended September 30, 2008 may not be indicative of our results for the twelve months ended December 31, 2008.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal 2009. We are currently evaluating the impact this statement and we do not anticipate that it will have an impact on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended September 30, 2008 and 2007 is summarized as follows:

Cash paid during the period ended September 30, 2008 and 2007 for interest and income taxes:

	2008	2007

Income Taxes	$-0-	-0-
Interest	$31,579	-0-

NOTE C - GOING CONCERN

As shown in the accompanying audited financial statements, the Company has a deficit book value and a negative cash flow from operations that have placed a doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and increase sales. In terms of operating profit and cash flow analysis, the Company’s operating profit and cash flow are relatively improved compare to the previous quarter. The reason for the improvement is that the Company has put greater effort in expanding the sales market development, improving the internal management and streamlining the management structure. In the future, the

Company will have a capital expansion plan and sales promotion plan which will give the advantage to the Company’s asset and profit level.

NOTE D - NOTE RECEIVABLE

As of September 30, 2008, the Company has a note receivable from a related party with a total balance due of US $352,739. The balance is due on June 30, 2009.

NOTE E - NOTES PAYABLE - CURRENT

As of September 30, 2008 and December 31, 2007 notes payable consist of the following:

	2008	2007

Secured note payable – unrelated party
Bearing 6.3 % interest; Principal payment due
12/31/2008 (one payment of US $ 196,993)	$196,993	198,270

Unsecured note payable – unrelated party
Bearing 10.925 % interest; Principal payment due
09/20/2008	$-0-	219,040

Unsecured note payable – related party
Bearing 30.0% interest payable quarterly; Principal
payment due 08/19/2009	$147,278	-0-

Unsecured note payable – unrelated party
Bearing 2.4 % interest; Principal payment due	$-0-	171,414
10/31/2008

TOTAL	$344,269	$588,724

NOTE F - RELATED-PARTY TRANSACTIONS

As of September 30, 2008, the Company has a note receivable from a related party with a total balance due of US $352,739. The balance is due on June 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included in Item 1 of this report and is qualified in its entirety by the foregoing.

Cautionary Note About Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis” and the Notes to Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management’s plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the “Commission”). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: (1) our ability to successfully develop, manufacture and deliver DAR and related products on a timely basis and in the prescribed condition; (2) our ability to compete effectively with other companies in the same industry; (3) our ability to raise sufficient capital in order to effectuate our business plan; and (4) our ability to retain our key executives.

General

As used in this Annual Report, the terms “we”, “us”, “our,” the “Registrant,” “CHRI” and the “Company” means, China Health Resource, Inc., a Delaware corporation. These terms also refer to our subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yinfa”) acquired in August 2006.

We were incorporated in the State of Delaware on February 26, 2002. In June and July 2002, we acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of shares of the Company with shareholders of VDL. On June 13, 2006, we, as the acquirer, executed a Plan of Exchange with Yinfa (acquiree), the shareholders of Yinfa and the Company’s then majority shareholders, pursuant to which we issued 30,000,000 (post-split) new shares of our Class A Common Stock to the Yinfa shareholders in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Regulation S thereunder, as amended, in exchange for all of their shares of registered capital of Yinfa. As a result, Yinfa became our wholly-owned subsidiary. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree. We disposed of VDL on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, our former president. On May 21, 2007, we changed our name to China Health Resource, Inc. to more accurately reflect our business after a stock exchange transaction with Yinfa.

Our Business

Since the completion of the Plan of Exchange with Yinfa, our core business has been in pharmaceuticals and the continued operations of Yinfa. Yinfa is a Chinese pharmaceutical company focused on developing and commercializing Dahurian Angelica Root, or DAR, a popular traditional Chinese medicine. Our business plan includes distributing DAR and its related products for the treatment of pain, swelling and pustule. DAR is a popular herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in China’s Sichuan Province is the major planting and production area in China for DAR as a result of the local climate and soil properties. Over 70% of DAR for general use and 100% of DAR for pharmaceutical use in China is produced in Suining.

In May 2005, we started the process of applying for GAP (Good Agricultural Practice of Medical Plants and Animals) certification for DAR, in cooperation with Sichuan Yinfa Resource Development Group Co. Ltd., our affiliate (“Yinfa Resource”). We met the standards for DAR in accordance with the guidelines established by European GAP. Such standards cover environment quality, seed quality, minimum pesticides, and fertilizer standards. These standards were adopted by the Chinese State Food and Drug Administration. Our GAP project involves approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of fields run by companies we have hired, all of which passed inspection by the Chinese State Food and Drug Administration, or SFDA, on February 26, 2006. The GAP certificate has been issued in name of our partner Yinfa Resource. GAP certification means that our planning, quality, and manufacturing of DAR have met the requisite high and certifiable standard.

In 2007, Yinfa contracted with the Sichuan Province Suining City DAR Association (“Association”) and received the exclusive rights to the “Suining Sichuan Angelic” certified trademark from the Chinese State Administration of Industry and Commerce through December 13, 2016. As holder of the rights to the trademark, Yinfa is entitled to receive a management fee of 1RMB (or approximately US $0.14) per kilogram of DAR (including packaging fees) from any user of the trademark, of which 60% may be used by Yinfa for further development and investment of its DAR business and the remaining 40% paid to the Association for related expenses. In addition, Yinfa is entitled to receive 100% of the revenue stream from the use of the DAR trademark through December 13, 2016 and to 95% of the revenue stream thereafter. There are approximately 235 regional certification trademarks in China, including 65 for natural resources, of which over 20 are for natural herb resources.

Yinfa was founded on April 24, 2001, with registered capital of US $125,000 (RMB 1,000,000), and total assets of US $1,475,795. Yinfa’s business incorporates a self-owned production base and a network of DAR associates, farmers and R&D affiliates. We believe our business model will help facilitate the process of growing DAR, R&D, commercializing DAR, sales and marketing. Our current DAR related products include the Bai Ling Capsule, Yi Shen Capsule, DAR slices and DAR scent bag, all of which have been certified by the Chinese State Food and Drug Administration and are being sold into the market via regional distributors throughout China. We will continue to explore the development and addition of DAR in a range of foods, medicines and cosmetics.

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

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Highlights

Our total assets at September 30, 2008 were US $3,867,530 compared to US $3,941,487 at December 31, 2007. Total liabilities increased to US $798,864 at September 30, 2008 from US $978,935 at December 31, 2007, principally due to an increase in accounts payable resulting from the seasonal nature of our business. As a result, net assets for the period under review have been improved (September 30, 2008: US $3,068,666; September 30, 2007: US $2,699,258).

Profit/Loss	For the Nine Months ended
	September 30, 2008	September 30, 2007

Operating Income	15,535	(426,499)
Net Income Before Tax	32,544	(451,460)
Corp. Income Tax	-0-	-0-
Net Income	32,544	(451,460)

Balance Sheet	As of September 30

	2008	2007

Total Assets	3,867,530	3,551,784
Total Liabilities	798,864	852,526
Net Assets	3,068,666	2,699,258

The analysis of the Company’s operating results as set out below focuses principally upon the nine months period ended September 30, 2008 and 2007 due to the seasonality of our business. In the first six months of calendar year 2007, we received substantially all of our revenues for the period during the first quarter of that year, with a resulting impact on our cost of sales, gross profit and operating expenses for that quarter. However, for the first nine months of 2008, our revenues for the period were received during the second and third quarters of 2008. Consequently, a comparison of revenues and expenses is more meaningful if considered for the full nine-month period due to the timing differences. To the extent there are exceptional items in the third quarter of the respective year under review unrelated to the difference in timing of our sales period-on-period, such items are noted in the relevant heading.

Revenues for the nine months ended September 30, 2008 increased 330% over the comparable period in 2007 due to a substantial increase in sales volume during the three months ended September 30, 2008, while the corresponding cost of sales increased at 271% period-on-period as a result of improved efficiencies. Gross profit for the 2008 period increased 491% over the comparable period in 2007, with an increase in gross profit margin to 37% for the nine months ended September 30, 2008 compared to 27% for the comparable period in 2007. The improvement in gross profit and gross profit margin is due principally to improved efficiencies in the current period and facilitated by the significant increase in sales volume.

Net income for the nine months ended September 30, 2008 improved to US $32,544, or 107%, compared to a net loss of US $451,460 for the comparable period in 2007. The Company has continued to benefit from foreign currency translation gains between the Chinese Yuan and the U.S. dollar which accounted for a gain of US $73,570 for the first nine months of 2008, resulting in an increase of the Company’s comprehensive income to US $106,144, an improvement of 125% over the comparable period in 2007.

Revenues

Our revenues for the nine months ended September 30, 2008 were US $860,222, an increase of 330% over revenues of US $200,119 for the comparable period in 2007. The increase in sales revenues were due primarily to an increase in the volume of sales of DAR received during the first nine months of 2008. Our sales arrangements are not subject to any warranties.

Cost of Sales; Gross Profit

Cost of sales includes expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor costs. Our cost of sales for the nine months ended September 30, 2008 was US $545,541, or 63% of revenues, compared to 73% of revenues for the comparable period in 2007. The decrease in costs of sales is principally due to efficiencies derived from the increased processing of DAR during the period.

Gross profit for the nine months ended September 30, 2008 increased by 491% to US $314,681 from US $53,231 for the comparable period in 2007. Gross profit margin for the period ended September 30, 2008 was 37% compared to 27% for the nine months ended September 30, 2007.

Operating Expenses

Operating expenses for the nine months ended September 30, 2008 decreased by 38% to US $299,146 from US $479,730 for the comparable period in 2007. The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses (US $267,667). SG&A decreased overall to US $267,667 for the first nine months of 2008 compared to US $479,730 for the comparable period in 2007. The decrease is primarily due to a significant reduction in fees to consultants in 2008, which was partially offset by interest expense for the first nine months of 2008 of US $31,479.

Other Income/Expense

The Company benefited from a one-time Suining City government grant of US $14,315 for the nine months ended September 30, 2008 relating to Yinfa’s DAR planting projects. The Company received other income of US $2,694 attributable primarily to rental income on a portion of its office space.

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

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. The Company still benefits from available tax credits and no tax was payable as of September 30, 2008.

Net Income

The Company had net income for the nine months ended September 30, 2008 of US $32,544, or less than US $.01 per share of Common Stock, compared to a net loss in the comparable period in 2007 (US $451,460). Comprehensive income for the nine months ended September 30, 2008 was US $106,114, a 125% improvement from a comprehensive loss of US $428,517 for the comparable period in 2007. The improvement in the Company’s operating results for the first nine months of 2008 is attributable principally to increased sales, lower cost of sales and SG&A expense, and a foreign currency translation gain between the RMB and U.S. dollar of US $73,570.

The Company is working to strengthen its internal management processes and to grow its sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that the Company will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were US $31,745 during the nine months ended September 30, 2008, compared to cash flows of US $267,533 used in operating activities for the comparable period in 2007. Improvement in cash flows from operations in the first nine months of 2008 were due primarily to a reduction of prepaid expenses for consulting services and improved control over operating expenses.

Cash flows used in investing activities improved to US $48,597 for the nine months ended September 30, 2008 from US $87,454 for the comparable period in 2007. Cash flows used in investing activities during the first nine months of 2008 is attributable to the purchase of property, plant and equipment, where as cash flows used in the first nine months of 2007 related principally to deferred assets.

Cash flows provided by financing activities for the nine months ended September 30, 2008 decreased to US $31,198, due to payments on a short-term note for working capital and a reduction in proceeds from notes payable. Cash flows of US $330,369 provided by financing activities during the same period in 2007 were primarily attributable to proceeds from a shareholder loan and the payment of a note from an unrelated party. The shareholder loan was due primarily to overseas consulting and advising fees, lawyer fees, and accounting fees incurred from period to period paid out of a shareholder’s own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The shareholder loan was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

Overall, we have funded our cash needs from inception through September 30, 2008 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $60,553 on hand as of September 30, 2008, an increase of US $24,426 from the beginning of the period and attributable in substantial part to a reduction in cash outflow and a favorable foreign currency translation. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. If the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately US $125,000 to sustain operations through year 2008 and approximately US $100,000 per year thereafter.

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

Related-Party Transactions

In a series of related-party transactions with certain affiliated entities to restructure outstanding debt obligations, Yinfa agreed to transfer to its affiliate, Yinfa Resource, certain amounts it owes to a subsidiary of Yinfa Resource. In addition, Chengdu Lianqiang Investment Co., a Chinese company owned by Mr. Xiaojian Lian, holder of CHRI’s Class B Common Stock (“Lianqiang”), agreed to transfer to Yinfa Resource, certain amounts it owes to Yinfa. These transactions resulted in the elimination of certain accounts payable of Yinfa and a net account receivable to Yinfa of US $352,739 from Yinfa Resource. A copy of the agreement, as translated into English, is attached to this Form 10-Q as Exhibit 10.1.

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

During the third quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The information to be reported under this Item is not required for smaller reporting companies.

Item 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

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

CHINA HEALTH RESOURCE, INC.

Dated: November 14, 2008	By: /s/ Chen, Jiang
Chen, Jiang
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2008	By: /s/ Zhou, Yi
Zhou, Yi
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Debt Transfer and Assumption Agreement among Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si, Suining Yinfa Building Construction and Development Co., Ltd., Chengdu Lianqiang Investment Co. and Sichuan Yinfa Resource Development Group Co. Ltd. (English Translation)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002