Form 10KSB/A
period 2007-12-31
CHINA HEALTH RESOURCE, INC.
filed 2009-03-05
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-KSB/A
Amendment No. 2
__________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50029

CHINA HEALTH RESOURCE, INC.
f/k/a/ VOICE DIARY INC.
(Name of Small Business Issuer in its Charter)
__________________

Delaware	73-1629948
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

343 Sui Zhou Zhong Road
Sui Ning, Si Chuan Province, P.R. China
(Address of Principal Executive Offices)

+(86-825) 239-1788
(Issuer’s Telephone Number)
__________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Class A & Class B, $.01 par value
__________________
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

At April 14, 2008, in connection with the original filing of the registrant’s Annual Report on Form 10-KSB, the registrant had outstanding 104,288,894 shares of par value $.01 Class A Common Stock, of which approximately 81,966,906 shares were held by non-affiliates, and 2,000 shares of par value $.01 Class B Common Stock, of which none was held by non-affiliates.

Transitional Small Business Disclosure Format (check one):   Yes  ☐   No  ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are filing this abbreviated Amendment No. 2 to the Annual Report on Form 10-KSB (this “Form 10-KSB/A No. 2”) of China Health Resource, Inc. f/k/a Voice Diary Inc. (the “Company”) for the fiscal year ended December 31, 2007, previously filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2008 (the “2007 Form 10-KSB”), as amended by Amendment No. 1, filed with the SEC on November 13, 2008, to effect the amendments described below:

(a)
Part II, Item 7 - Financial Statements.  The Consolidated Statement of Equity (Deficit) for fiscal year 2007 and related footnotes have been retroactively restated to reflect the recapitalization, including all common stock amounts, in the periods affected; and

(b)	Part II, Item 8A - Controls and Procedures. The disclosure in this Item has amended in light of the changes necessary to the registrant’s financial statements.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s Principal Executive Officer and our Principal Financial and Accounting Officer (the “Certifying Officers”) are being filed as exhibits to this Form 10-KSB/A No. 2.

Except for the amendment described above, this Form 10-KSB/A No. 2 does not revise, update, or in any way affect any information or disclosure contained in the 2007 Form 10-KSB and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-KSB/A No. 2 should be read in conjunction with our SEC filings made subsequent to the 2007 Form 10-KSB.

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

	December 31,
	2007	2006
Balance Sheet

Total Assets	$3,941,487	$1,649,617
Total Liabilities	978,935	1,295,742
Total Stockholders’ Equity	2,962,552	353,875
Total Liabilities and Stockholders’ Equity	3,941,487	1,649,617

Statements of Operations

	For years ended
	December 31,
	2007	2006

Revenue	$725,529	$1,038,528
Operating Expenses	724,453	775,148
Other Income	230,225	205,777
Net Loss from Continued Operations	(226,048)	(303,694)
Net Loss per Common Share
Basic	**	**
Fully Diluted	**	**
Weighted Average Common Shares Outstanding
Basic	87,369,637	61,727,755
Fully Diluted	95,247,029	82,412,993
** Less than $.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Health Resource, Inc.
(FKA Voice Diary Inc.) and Subsidiary

We have audited the accompanying balance sheets of China Health Resource, Inc. (FKA Voice Diary Inc.) and Subsidiary (a Delaware corporation) as of December 31, 2007 and 2006 and related statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Resource, Inc. and Subsidiary (a Delaware corporation) as of December 31, 2007 and 2006 and the results of its operations and its cash flows for years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Boca Raton, Florida
April 10, 2008 except for Note O

Except for Footnote O, which was dated November 7, 2008

China Health Resource, Inc. and Subsidiary
Consolidated Balance Sheets
As of December 31, 2007 and 2006

ASSETS	2007	2006
CURRENT ASSETS
Cash and Cash Equivalents	$36,127	$179,868
Accounts Receivable	460,414	388,079
Note Receivable-Related Party	628,390	192,093
Employee Advances	7,197	-
Prepaid Expenses	2,143,827	351,343
Inventory	61,918	6,104
TOTAL CURRENT ASSETS	3,337,873	1,117,487

FIXED ASSETS
Property, Plant, and Equipment	717,831	586,508
Accumulated Depreciation	(114,217)	(54,379)
TOTAL NET FIXED ASSETS	603,614	532,129

TOTAL ASSETS	$3,941,487	$1,649,617

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$207,957	$893,208
Other Payables	-	12,806
Due to Shareholder	83,258	-
Taxes Payable	98,996	3,061
Notes Payable - Current Portion	588,724	185,471
TOTAL CURRENT LIABILITIES	978,935	1,094,546

LONG-TERM LIABILITIES
Notes Payable	-	201,196
TOTAL LONG-TERM LIABILITIES	-	201,196

TOTAL LIABILITIES	978,935	1,295,742

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock Class A ( 500,000,000 Shares Authorized,
99,288,894 Issued and Outstanding, par value $0.01)	992,888	636,036
Common Stock Class B ( 8,344 shares authorized,
2,000 Issued and Outstanding, par value $0.01)	20	20
Additional Paid in Capital	2,195,469	(212,578)
Accumulated Other Comprehensive Income	76,117	15,292

Retained Earnings (Deficit)	(301,942)	(75,894)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,962,552	353,875

TOTAL LIABILITIES AND EQUITY	$3,941,487	$1,649,617
The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006
REVENUES
Sales	$725,529	$1,038,528
Cost of Sales	401,480	769,852
GROSS PROFIT	324,049	268,676

OPERATING EXPENSES
Selling, General, and Administrative	663,448	721,465
Interest Expense	37,743	25,081
Distribution Costs	23,262	28,602
TOTAL OPERATING EXPENSES	724,453	775,148

OPERATING INCOME (LOSS)	(400,404)	(506,472)

OTHER INCOME / (EXPENSES)
Non-Operating Expenses	-	(1,241)
Government Grants	230,225	207,018
TOTAL OTHER INCOME / (EXPENSE)	230,225	205,777

NET INCOME (LOSS) BEFORE TAXES	(170,179)	(300,695)

INCOME TAX EXPENSE	55,869	2,999

NET INCOME (LOSS) FROM CONTINUED OPERATIONS	(226,048)	(303,694)

INCOME FROM DISCONTINUED OPERATIONS	-	148,461

NET INCOME (LOSS)	(226,048)	(155,233)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	60,825	-

COMPREHENSIVE INCOME (LOSS)	$(165,223)	$(155,233)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	87,369,637	61,727,755
Fully Diluted	95,247,029	82,412,993

NET LOSS PER COMMON SHARE
Basic	**	**
Fully Diluted	**	**
** Less than $.01
The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income After Income Tax	$(226,048)	$(155,233)
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities:
Common Stock Issued for Services	2,074,346	-
Waiver of Subscription Receivable	-	10,000
Depreciation	59,838	27,747
Accounts Receivable	(72,335)	(38,519)
Employee Advances	(7,197)	-
Prepaid Expenses	(1,792,484)	(351,343)
Inventory	(55,814)	83.670
Accounts Payable and Accrued Liabilities	(14,303)	859,661
Other payable	(12,806)	(80,501)
Tax payable	95,934	3,060
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	49,131	356,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	(436,297)	(192,093)
Proceeds from Notes Receivable	433	-
Reverse merger with Yin Fa	-	4,416
Purchase of property, plant, and equipment	(131,323)	(383,668)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(567,187)	(571,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Short-Term Note	219,040	-
Proceeds from Shareholder Loan	83,258	-
Retirement of Common Stock	-	(74,000)
Proceeds from Issuance of Common Stock	-	400,000
Note Payable from Related Party	11,192	44,055
NET CASH PROVIDED BY FINANCING ACTIVITIES	313,490	370,055

FOREIGN CURRENCY TRANSLATION	60,825	14,306

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(143,741)	169,718

CASH AND CASH EQUIVALENTS:
Beginning of Period	179,868	10,150
End of Period	$36,127	$179,868

SUPPLEMENTAL CASH FLOW INFORMATION:
Common Stock Issued for Settlement of Certain Accounts Payable	$699,554	$-
Common Stock Issued for Services	$2,074,346	$-
The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Equity (Deficit)
For the Years Ended December 31, 2007 and 2006

	Common Stock
	Class A Shares	par value 0.01	Class B Shares	par value 0.01	Additional Paid-in Capital	Subscription Receivable	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2005	60,000,000	$60,000	2,000	$20	$(515,958)	$(10,000)	$79,339	$986-	$154,387

Waiver of subscription receivables	-	-	-	-	-	10,000	-		10,000
Retired to treasury			(744)	(7)	(73,993)				(74,000)
Equity in reverse merger-Yin Fa					4,416				4,416
Issuance in reverse merger with Yin Fa	1,931,167	19,312	744	7	244,681				264,000
Issuance in reverse merger with Yin Fa	1,672,437	16,724			119,276				136,000
Net Income (Loss) for the year							(155,233)	-	(155,233)
Other comprehensive income								14,306	14,306
Balances, December 31, 2006	$63,603,604	$636,036	$2,000	$20	$(221,578)	$-	$(75,894)	$15,292	$353,875

Issuance for services rendered	13,000,000	130,000			569,554				699,554
Issuance for services rendered	2,000,000	20,000	-	-	31,225	-	-	-	51,225
Issuance of stock due to conversion	20,685,238	206,852	(2,000)	(20)	(206,832)	-	-	-	-
Issuance for services	-	-	2,000	20	2,023,101	-	-	-	2,023,121
Net Income (Loss) for the period							(226,048)	-	(226,048)
Other comprehensive income								60,825	60,825
Balances, December 31, 2007	$99,288,842	$992,888	$2,000	$20	$2,195,469	$-	$(301,942)	$76,117	$2,962,552

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Business Activity- cont’d

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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
Company’s Future Operations Are Dependent on Foreign Operations- cont’d

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

China Health Resource, Inc. and Subsidiary
Notes to Audited Financial Statements
For the Years Ended December 31, 2007 and 2006

NOTE E - NOTES PAYABLE - CURRENT AND LONG-TERM (CONT'D)

Future payments on note due as follow:

Before December 31, 2008	588,724	198,270
TOTAL	$588,724	$198,270

NOTE F - COMMITMENTS

The Company leases its warehouse for approximately $1,478 per year, which expires March 14, 2008.

Future annual lease payments are as follows:
March 15, 2007 to March 14, 2008	$1,478
TOTAL	$1,478

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

Future annual lease payments are as follows:

Year Ending December 31, 2008	$46,292
2009	46,292
2010	46,292
2011	53,785
2012	62,750

TOTAL	$1,999,975

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

NOTE J - INCOME TAXES (CONT'D)

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate has no income taxes accrued as of December 31, 2007 due to operating losses.

Income Taxes- cont’d

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

NOTE L -EQUITY TRANSACTIONS (CONT'D)

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

In light of the amendments required to the Company’s 2007 Form 10-KSB, our Certifying Officers have concluded that such disclosure controls and procedures were not effective as of December 31, 2007. In reaching this conclusion, the Certifying Officers noted the inadvertent omissions necessitating amendments to our 2007 Form 10-KSB. We have remedied this deficiency in our disclosure controls and procedures by implementing additional controls and procedures designed to ensure completeness and more effective control over disclosures.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. The assessment was based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, including the need to prepare and file subsequent amendments to the Company’s 2007 Form 10-KSB, management concluded that our internal controls over financial reporting were not effective as of December 31, 2007.  Management determined that the error related to its accounting for the recapitalization/reverse merger in 2006 constituted a material weakness and is working with our reporting accountants and auditors to strengthen the Company’s internal controls and procedures going forward to ensure that our internal control over financial reporting is effective.

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

Part III, Item 13 - Exhibits.

(a)	Financial Statements.

1.	The following financial statements of the Company are included in Part II, Item 7:

2.	Exhibits

14.1.	Code of Ethics*
31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1.	Section 1350 Certifications of Chief Executive Officer
32.2.	Section 1350 Certifications of Chief Financial Officer

*	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(b)	Reports on Form 8-K

1.	On February 6, 2007, we filed a current report on Form 8-K to announce the change of its certifying accountant.**

2.
On March 6, 2007, we filed a current report on Form 8-K to announce that we entered into an Exclusive Import-Export Agency Agreement with DongUi Cosmetics Co. ("DongUi"), a corporation organized and existing under the laws of the Republic of Korea (South Korea), for business development in South Korea.***

3.
On April 20, 2007, we filed a current report on Form 8-K to announce that we entered into an Exclusive Agency Agreement with Chengdu Derentang Pharmaceutical Ltd.("Derentang"), a corporation organized and existing under the laws of the People's Republic of China, for the sales of DAR.

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

CHINA HEALTH RESOURCE, INC., f/k/a VOICE DIARY INC.

Dated: March 5, 2009	By:	/s/ Chen, Jiang
Chen, Jiang
Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 5, 2009	By:	/s/ Zhou, Yi
Zhou, Yi
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated: March 5, 2009	By:	/s/ Wang, Jiayin
Wang, Jiayin
President and Director

Dated: March 5, 2009	By:	/s/ Wang, Bing
Wang, Bing
Director

Dated: March 5, 2009	By:	/s/ Wang, Gewei
Wang, Gewei
Director

EXHIBIT INDEX

Exhibit No.	Description

14.1	Code of Ethics*
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer
32.2	Section 1350 Certifications of Chief Financial Officer

*	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.