Form 10-K
period 2008-12-31
CHINA HEALTH RESOURCE, INC.
filed 2009-04-14
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50029

CHINA HEALTH RESOURCE, INC.
(Exact name of Registrant as specified in its Charter)
_____________

Delaware	73-1629948
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

343 Sui Zhou Zhong Road
Suining City, Sichuan Province, P.R. China
(Address of Principal Executive Offices)

+(86-825) 239-1788
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Class A & Class B, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐   No   ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

As of March 31, 2009, there were 154,894,509 shares of the registrant’s Class A Common Stock, par value $0.01, issued and outstanding, of which approximately 76,965,906 are held by non-affiliates of the registrant, and none of the registrant’s Class B Common Stock, par value $0.01, issued and outstanding.  The aggregate market value of securities held by non-affiliates is approximately $269,380.67, based upon the registrant’s closing bid price as quoted on the OTC Bulletin Board on March 31, 2009 of $0.0035 per share.

Information related to our company, including certain reports filed with or furnished to the SEC, are available through our website (www.chriglobal.com).  We are not including any information on our website as part of, or incorporating it by reference into, our Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Information Statement, filed with the SEC on March 12, 2009, relating to the election of directors and other matters, are incorporated by reference into Part III herein.

CHINA HEALTH RESOURCE, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2008

TABLE OF CONTENTS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “CHRI,” the “Registrant,” “we,” “us” or “our” are to China Health Resource, Inc., a Delaware corporation.  These terms also refer, where context requires, to our subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yinfa”), acquired in August 2006.

PART I

Item 1.  Business

History

We were incorporated in the State of Delaware on February 26, 2002. In June and July 2002, we acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of shares of the Company with shareholders of VDL. On June 13, 2006, we, as the acquirer, executed a Plan of Exchange with Yinfa (acquiree), the shareholders of Yinfa and the Company’s then majority shareholders, pursuant to which we issued 30,000,000 (pre-forward split) new shares of our Class A Common Stock to the Yinfa shareholders in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Regulation S thereunder, in exchange for all of their shares of registered capital of Yinfa. As a result, Yinfa became our wholly-owned subsidiary. Yinfa was founded on April 24, 2001, with registered capital of US $125,500 (RMB 1,000,000) and total assets of US $1,475,795. Yinfa’s business incorporates a self-owned production base and a network of DAR (as defined below) associates, farmers and research and development affiliates. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree. We disposed of VDL on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, our former president. On May 21, 2007, we changed our name to China Health Resource, Inc. to more accurately reflect our business operations.

Our Business

Since the completion of the Plan of Exchange with Yinfa, our core business has been in pharmaceuticals and the continued operations of Yinfa. Yinfa is a Chinese pharmaceutical company focused on developing and commercializing Dahurian Angelica Root (“DAR”), a popular traditional Chinese medicine (“TCM”). Our business plan includes distributing DAR and its related products for the treatment of pain, swelling and pustule. DAR is a popular herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in China’s Sichuan Province is the major planting and production area in China for DAR as a result of the local climate and soil properties. Over 70% of DAR for general use and 100% of DAR for pharmaceutical use in China is produced in Suining.

In May 2005, we applied for and obtained Good Agricultural Practice of Medical Plants and Animals (“GAP”) certification for DAR, in cooperation with Sichuan Yinfa Resource Development Group Co. Ltd., our affiliate (“Yinfa Resource”). The standards which must be met to obtain certification include the study of our environment quality, seed quality, minimum pesticides, and fertilizer. These standards were adopted by the Chinese State Food and Drug Administration (the “SFDA”). Our GAP project involves approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of fields run by companies we have hired, all of which passed inspection by the SFDA, on February 26, 2006. The GAP certificate has been issued in name of our partner, Yinfa Resource. GAP certification means that our planning, quality, and manufacturing of DAR have met the requisite high and certifiable standard.

In 2007, Yinfa contracted with the Sichuan Province Suining City DAR Association (“Association”) and received the exclusive rights to the “Suining Sichuan Angelic” certified trademark from the Chinese State Administration of Industry and Commerce through December 13, 2016. As holder of the rights to the trademark, Yinfa is entitled to receive a management fee of 1RMB (or approximately US $0.14) per kilogram of DAR (including packaging fees) from any user of the trademark, of which 60% may be used by Yinfa for further development and investment of its DAR business and the remaining 40% must be paid to the Association for related expenses. In addition, Yinfa is entitled to receive 100% of the revenue stream from the use of the DAR trademark through December 13, 2016 and 95% of the revenue stream thereafter. There are approximately 235 regional certification trademarks in China, including 65 for natural resources, of which over 20 are for natural herb resources.

In December 2008, we leased an additional 3,262 acres from Yinfa Resource for commercial uses, as described below under Item 2. Property.

We believe our business model will help facilitate the process of growing and commercializing DAR, research and development, sales and marketing. Our current DAR-related products include the Bailing Capsule, Yisheng Capsule, Kimchee-Mate and Fragrant Bag, all of which have been certified by the SFDA and are being sold into the market via regional distributors throughout China. We will continue to explore the development and addition of DAR in a range of foods, medicines and cosmetics. In addition, we continue to consider and explore opportunities to expand our current asset base and product offerings to increase our revenues and enhance shareholder value. These opportunities may include, but are not limited to, acquisitions or in-licensing of additional products and the combination or merger of Yinfa with other Chinese companies in synergistic or complementary industries.

Our Market Opportunity

We believe that TCM presents a highly attractive opportunity for the following reasons.

The trend towards organic materials. Since World War II, traditional agricultural and organic agriculture, has been subject to extensive application of synthetic chemicals, such as synthetic fertilizers, pesticides, herbicides, and mass-production techniques. The advocacy of organic agriculture and the trend for organic materials is recognized globally and is a strong part of the Chinese culture. In addition, TCM represents a vast market in China and a growing market internationally. Different from modern chemical-intensive medication, TCM consists of various natural herbs. Naturalism is the essence of traditional Chinese herbal theory and the functions of herbs have been studied and applied for thousands of years in China.

Substantial markets. As reported by China Medical News in 2008, the global trade volume of TCM increased from approximately $140 billion in 2006 to $154 billion in 2007, with the global export volume increasing from approximately $110 billion to $118 billion in the same period. (China Medical News, Vol. 23, p.2 Market Journal, 2008). Additionally, as governments and world bodies, such as the World Health Organization, continue to accept TCM, the number of potential customers continues to grow, as shown by the increasing trade volume and exports.  We believe that we are in a position to take advantage of the growing acceptance of TCM through the development of our products.

Acceptance of GAP standards in China. Even though Chinese herbal theory has evolved over thousands of years, China did not play a key role historically in the global herbal medication market. This was due to a lack of standards with respect to quality control of Chinese medicinal herbs. This situation has changed since GAP was adopted by China in 2003. GAP regulates controls at every stage of herb development from the ecological environment, germplasm and breeding, to cultivating, raising, collecting, transporting, packaging and quantitative administration. GAP is the first step to implementing good manufacturing practice in the TCM industry because quality control begins with the planting of herbs.

The raw herb material is formed through different growing and production stages. Different germplasm, ecological environment, culture technology, and harvesting times and processing methods can all influence the output and quality of the herbs. Therefore, without adequate quality control, there can be significant risks when buying herbs from different sources in the market. For example, in the open market, herbs in the same genus but in different species are often confused and mixed together. Only a specific species will have the most active ingredients.

Increasing use in combination with Western medicine.  Social and demographic factors contribute to the growth in the TCM market and the need for new, natural therapies. TCM is a supplement for chemical-intensive treatments, such as chemotherapy, due to its natural features and functions in strengthening the immune system. In addition to the increased side effects of chemical-intensive treatments, we believe that standard chemical-intensive treatment regimens have several other limitations, including multiple daily dosage requirements, lengthy treatment periods, limited effectiveness and severe side effects, all of which may decrease patient compliance and, ultimately, therapeutic efficacy.

Our Proprietary GAP-Certified DAR Products

A GAP certificate means that the planting, quality and manufacturing of DAR meets a high and certifiable standard. We are confident in the quality of, and therefore the market for, our DAR products. Our process in growing DAR is certified according to GAP. The table below highlights the standards which DAR products must meet to be GAP-certified.

Ingredients Constituting GAP DAR (State Food and Drug Administration, “Traditional Chinese Medicine Production Quality Administration Standard,” No. 32 Order.)

No.	Ingredient		GAP DAR
1	Water		≤12.0%
2	Ash		≤6.0%
3	Insoluble Acid		≤2.0%
4	Heavy Metal	Lead	≤5.0mg/kg
		Cadmium	≤0.3mg/kg
		Mercury	≤0.2mg/kg
		Arsenic	≤2.0mg/kg
5	Pesticide Residue	Benzene hexachloride (BHC)	≤2‰
		Gesarex	≤2‰
		Terrachlor	≤1‰
6	Microbes	Virus	≤30000unit/g
		Mucedine	≤100 unit/g
		Colibacillus	N/A
7	Extract		≥14.0%
8	Imperatorin & Alloisoimperatorin		≥0.16%
9	Total Coumarin		≥0.5%

As mentioned above, the ecological environment is another important factor affecting the quality of DAR. The suitable environment for DAR is a warm and moist climate with medium-dry soil. Suining, where Yinfa is based, is located at the edge of the Si Chuan Basin, southwest China, covered by the subtropical climate belt. The annual mean temperature in this region is approximately 63.3°F, and annual rainfall is approximately 39.09 inches. In addition, the soil in this region contains abundant elements, such as potassium, phosphorus, and others, which is beneficial to the growth of herbs, such as DAR.

Marketing Strategy

We expect to use our proprietary technology in DAR to develop and commercialize more efficient, effective and convenient DAR products. To achieve this objective, our business model incorporates our self-owned production base, DAR associates, farmers and research and development affiliates. We believe the business model will facilitate the growing process, research and development, commercializing DAR, sales and marketing. Currently, our DAR-related products include the Bailing Capsule, Yisheng Capsule, Kimchee-Mate and Fragrant Bag, which have been certified by the SFDA and marketed through regional distributors throughout China. Yinfa continues to explore the application for DAR in a range of food, medicine and cosmetics.

In addition, we have adopted the following product development and commercialization strategies:

Commercialize GAP DAR products. We plan to develop high quality DAR products certified by GAP, which may include DAR seeds to pharmaceutical factories as raw material, or DAR-related products.  Such DAR-related products may include medicines used for the treatment of tension and cluster headaches, including migraines, along with other DAR-related products.  We believe that our DAR and DAR-related products will be competitive in the marketplace due to our GAP certification and their increased efficacy over competing products.

Develop sales and marketing functions across multiple DAR products. We have a long-range plan to build a pharmaceutical company to take advantage of the local resources of DAR and develop and commercialize DAR and its related products, diversifying our product lines to better compete in the growing TCM market. We believe that Yinfa’s commercialization strategy will allow us to fully enhance the value of its DAR product and retain significant control over its development and commercial activities. In order to facilitate the sales channel for DAR, we are considering several sales and marketing strategies, including strengthening our nation-wide network in China via regional distributors.

We have also entered into agreements with other pharmaceutical companies which purchase DAR as raw material. For example, we have an exclusive agreement with Chengdu Derentang Pharmaceutical Ltd. (“Derentang”), the largest Chinese medicine distributor in the Sichuan province, which owns approximately 600 medical franchise stores throughout China, of which 120 stores are in Sichuan. We are the exclusive supplier of DAR to Derentang in the Sichuan area and our DAR products are sold in all of Derentang’s medical franchise stores. This agreement will expire in 2017.

Seek support from local resources. In order to commercialize TCM products and increase the income for TCM farmers, the local government of Suining City has successfully developed grower networks for TCM to facilitate the process from fields to end users, including planting, production, distribution and sales. Additionally, we intend to take advantage of the vast TCM resources available to aid in the development of our products in Sichuan province, which contains numerous research institutions and universities that focus on research and development of TCM.

Pursue strategic partners. For certain DAR products, we intend to enter into collaborative arrangements with third parties in order for us to:

•	fund our research and development activities;
•	fund manufacturing by third parties;
•	seek and obtain regulatory approvals; and
•	successfully commercialize our DAR products.

In 2007, we entered into an exclusive agreement with DongUi Cosmetics Co. (“DongUi”), a Korean corporation, for the development of our DAR market in South Korea. DongUi acts as our sole marketing agent in South Korea for DAR. DongUi’s initial order was approximately 300 tons of DAR raw material and, under the terms of the agreement, DongUi is obligated to increase their annual DAR order at a rate of at least 10% per annum. The collaborative agreement will expire in 2017.

Competition

The TCM industry is highly competitive in many areas. Our DAR and DAR-related products will compete with other available products based primarily on:

•	efficacy
•	safety
•	tolerability
•	acceptance by doctors
•	patient compliance and acceptance
•	patent protection
•	convenience
•	price
•	insurance and other reimbursement coverage
•	distribution
•	marketing
•	adaptability to various models of dosing

Competitors include national and regional TCM providers, TCM manufacturers, wholesalers and chain drug stores.

Many of our competitors possess greater financial, managerial and technical resources and have established reputations for successfully developing and marketing TCM, all of which put us at a competitive disadvantage. Our competitors may be able to apply their resources and capabilities to develop and commercialize products that have distinct, enhanced, or perceived advantages over our products. In addition, our competitors may be in a position to devote greater resources in the sales, marketing, and distribution of these products and, therefore, considerably impact our ability to successfully sell, market and distribute our own products.

Manufacturing

We currently rely on several third-party contract manufacturers to produce sufficient quantities of DAR-related products. We believe that our initial focus on the application for GAP certification for DAR will reduce the risk and time involved in the development of manufacturing capabilities because production of DAR-related products involves well-established and well-accepted manufacturing techniques and processes. We intend to continue to rely upon third-party contract manufacturers for production of our DAR-related products. The use of third parties for these activities allows us to minimize our initial capital investment and reduce the risk that would be associated with the establishment of our own commercial manufacturing and distribution operations.

Chinese Government Regulation

We must follow various government regulations and, in particular, the SFDA regulations. Government regulations may have material impact on our operations, increase costs and could prevent or delay our licensing, manufacturing and selling our products. Our research, development, testing, manufacturing and marketing activities are subject to various governmental regulations in China, including health and drug regulations. Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. We will not be able to license, manufacture, sell and distribute the vast majority of our products without proper approvals from government agencies and in particular the SFDA. There is no assurance that we will obtain such approvals.

In addition, delays or rejections may be encountered based upon additional government regulation from future legislation, administrative action or changes in governmental policy and interpretation during the period of product development and product assessment. Although we have, so far, obtained the marketing rights for selling some of our products in China, we may not continue to receive and maintain regulatory approvals for the sales of these products. Our marketing activities are also subject to government regulations with respect to the prices that we intend to charge or any other marketing and promotional related activities. Government regulations may substantially increase our costs for developing, licensing, manufacturing and selling products, negatively impacting our operation, revenue, income and cash flow.

The manufacture and sale of pharmaceutical products in the PRC is heavily regulated by many state, provincial and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals.

Under the SFDA guidelines for licensing of pharmaceutical products, all pharmaceutical manufacturers must obtain and maintain Good Manufacturing Practices (“GMP”) certifications. We are currently in compliance with the SFDA guidelines and maintain GMP certifications. However, should we fail to receive or maintain the GMP certifications under the guidelines in the future, our businesses would be materially and adversely affected.

Moreover, the laws and regulations regarding acquisitions of the pharmaceutical industry in the PRC may also change and may significantly impact our ability to grow through acquisitions.

Employees

As of December 31, 2008, we had 247 full-time employees, including 126 office executives and 28 specialists in researching and developing traditional Chinese medicines. All employees are working in our subsidiary located in China.

Seasonality

Our business is subject to seasonal fluctuations. DAR is planted during the winter months and is suitable for harvest beginning in the summer. The prime season for harvest and resulting sales is typically from July through October, subject to climate conditions. As a result, we typically enter into contracts with farmers during the first quarter of the fiscal year for the purchase of raw DAR. We then process the harvested DAR and sell products to our customers during the second half of the fiscal year. Consequently, our revenues are received primarily in the second half of the fiscal year.

Customers

Our business is not reliant upon one customer.  Due to our arrangement with the Association, we are the exclusive distributor of Sichuan DAR.  This exclusive arrangement provides significant diversification of our customer base and, as such, keeps us from being reliant on any major revenue-generating customers, the loss of whom would impact our business.

Research and Development

Our annual research and development expenses for the years ending December 31, 2008 and 2007 were approximately $1 million per year.

Environment

As described above, we maintain certification with GAP standards. Consistent with these standards, we maintain an environmentally sound production site and utilize products such as organic fertilizer to ensure that our DAR and DAR-related products maintain a high quality.  We generally expend 6% of our annual profits to maintain our production site to ensure compliance with best environmental practices.

Item 1A.  Risk Factors.

The information to be reported under this Item is not required of smaller reporting companies.

Item 1B.  Unresolved Staff Comments.

The information to be reported under this Item is not required of smaller reporting companies.

Item 2.  Properties.

There is no private ownership of land in China; all land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from the government for periods ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee.

Owned Property

Our main office is located at 343 Sui Zhou Zhong Road, Suining, Sichuan Province, People’s Republic of China, which is owned by us and has a total area of 1,775 square feet. No other businesses operate from this office.

We also own a five-story building in the City of Cheng Du, Sichuan Province, China, with a total area of approximately 13,934 square feet, which contains our sales and research and development departments. We purchased this building from a related party.

Leased Property

We lease our warehouse of approximately 2,600 square feet for approximately $1,478 per year. The initial lease period expired in 2007, and under the terms of the lease it is renewed every year automatically unless notice is given by one of the parties. We also leased farm land of approximately 861,112 square feet from a cooperative of farmers. The lease expired in March 2008.

Land Use Rights

On December 19, 2008, the Company and Mr. Lei Guo, as trustee under a Property Trust Agreement, entered into a contract for the acquisition of land rights for approximately 3,262 acres located in Heiwengtang Valley, Xianping Forestry, Pingwu County, Mianyang City, Sichuan Province, People’s Republic of China (the “Property”). The Company intends to use the Property for commercial uses in order to expand its business. The lease period commenced December 30, 2008 and will expire on December 30, 2038. The fixed rent for the full lease period is US$5,775,994, of which US$5,710,994 is subject to a Convertible Promissory Note. The remaining balance was paid through the issuance of 43,000,000 shares of our Class A Common Stock to the trustee on December 30, 2008 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Regulation S thereunder.

Item 3.  Legal Proceedings.

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of the Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “CHRI” since June 22, 2004.  The range of closing high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

FYE 2007	High	Low
1/1/07 – 3/31/07	$2.00	$0.05
4/1/07 – 6/30/07	$0.75	$0.06
7/1/07 – 9/30/07	$0.40	$0.09
10/1/07 – 12/31/07	$0.34	$0.021

FYE 2008	High	Low
1/1/08 – 3/31/08	$0.200	$0.016
4/1/08 – 6/30/08	$0.024	$0.003
7/1/08 – 9/30/08	$0.008	$0.0012
10/1/08 – 12/31/08	$0.004	$0.001

Holders

As of March 31, 2009, there were approximately 5,188 holders of record of our Class A Common Stock and 154,894,509 shares issued and outstanding. There were no holders of record of our Class B Common Stock and no shares issued and outstanding.

Dividends

We have not declared or paid any cash dividends on either our Class A Common Stock or our Class B Common Stock since our formation, and do not presently anticipate paying any cash dividends on our Common Stock in the foreseeable future.  We currently intend to retain any future earnings to finance the expansion and development of our business.  The future payment of cash dividends on any class of our Common Stock will depend on our earnings, capital requirements and financial position, applicable requirements of the Delaware General Corporation Law, general economic conditions and other factors considered relevant by our board of directors.

There are no contractual restrictions on our ability to declare and pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plan

The Company has not authorized any securities for issuance under an equity compensation plan during the period covered by this report.

Item 6.  Selected Financial Data.

The information to be reported under this Item is not required of smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our ability to successfully develop, manufacture and deliver DAR and related products on a timely basis and in the prescribed condition, evolving standards in the TCM industry, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to raise sufficient capital in order to effectuate our business plan, our ability to find and retain skilled personnel and key executives, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the SEC.

General

All references in this Form 10-K to the “Company,” “CHRI,” the “Registrant,” “we,” “us” or “our” are to China Health Resource, Inc., a Delaware corporation.  These terms also refer, where context requires, to our subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yinfa”), acquired in August 2006.

We were incorporated in the State of Delaware on February 26, 2002. In June and July 2002, we acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of shares of the Company with shareholders of VDL. On June 13, 2006, we, as the acquirer, executed a Plan of Exchange with Yinfa (acquiree), the shareholders of Yinfa and the Company’s then majority shareholders, pursuant to which we issued 30,000,000 (pre-forward split) new shares of our Class A Common Stock to the Yinfa shareholders in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Regulation S thereunder, in exchange for all of their shares of registered capital of Yinfa. As a result, Yinfa became our wholly-owned subsidiary. Yinfa was founded on April 24, 2001, with registered capital of US $125,500 (RMB 1,000,000) and total assets of US $1,475,795. Yinfa’s business incorporates a self-owned production base and a network of DAR (as defined below) associates, farmers and research and development affiliates. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree. We disposed of VDL on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, our former president. On May 21, 2007, we changed our name to China Health Resource, Inc. to more accurately reflect our business operations.

Our Business

Since the completion of the Plan of Exchange with Yinfa, our core business has been in pharmaceuticals and the continued operations of Yinfa. Yinfa is a Chinese pharmaceutical company focused on developing and commercializing Dahurian Angelica Root (“DAR”), a popular traditional Chinese medicine (“TCM”). Our business plan includes distributing DAR and its related products for the treatment of pain, swelling and pustule. DAR is a popular herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in China’s Sichuan Province is the major planting and production area in China for DAR as a result of the local climate and soil properties. Over 70% of DAR for general use and 100% of DAR for pharmaceutical use in China is produced in Suining.

In May 2005, we applied for and obtained Good Agricultural Practice of Medical Plants and Animals (“GAP”) certification for DAR, in cooperation with Sichuan Yinfa Resource Development Group Co. Ltd., our affiliate (“Yinfa Resource”). The standards which must be met to obtain certification include the study of our environment quality, seed quality, minimum pesticides, and fertilizer. These standards were adopted by the Chinese State Food and Drug Administration (the “SFDA”) . Our GAP project involves approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of fields run by companies we have hired, all of which passed inspection by the SFDA, on February 26, 2006. The GAP certificate has been issued in name of our partner Yinfa Resource. GAP certification means that our planning, quality, and manufacturing of DAR have met the requisite high and certifiable standard.

In 2007, Yinfa contracted with the Sichuan Province Suining City DAR Association (“Association”) and received the exclusive rights to the “Suining Sichuan Angelic” certified trademark from the Chinese State Administration of Industry and Commerce through December 13, 2016. As holder of the rights to the trademark, Yinfa is entitled to receive a management fee of 1RMB (or approximately US $0.14) per kilogram of DAR (including packaging fees) from any user of the trademark, of which 60% may be used by Yinfa for further development and investment of its DAR business and the remaining 40% must be paid to the Association for related expenses. In addition, Yinfa is entitled to receive 100% of the revenue stream from the use of the DAR trademark through December 13, 2016 and 95% of the revenue stream thereafter. There are approximately 235 regional certification trademarks in China, including 65 for natural resources, of which over 20 are for natural herb resources.

In December 2008, we leased an additional 3,262 acres from Yinfa Resource for commercial uses, as described above under Item 2. “Property.”

We believe our business model will help facilitate the process of growing and commercializing DAR, research and development, sales and marketing. Our current DAR-related products include the Bailing Capsule, Yisheng Capsule, Kimchee-Mate and Fragrant Bag, all of which have been certified by the SFDA and are being sold into the market via regional distributors throughout China. We will continue to explore the development and addition of DAR in a range of foods, medicines and cosmetics. In addition, we continue to consider and explore opportunities to expand our current asset base and product offerings to increase our revenues and enhance shareholder value. These opportunities may include, but are not limited to, acquisitions or in-licensing of additional products and the combination or merger of Yinfa with other Chinese companies in synergistic or complementary industries.

Seasonality

Our business is subject to seasonal fluctuations. DAR is planted during the winter months and is suitable for harvest beginning in the summer. The prime season for harvest and resulting sales is typically from July through October, subject to climate conditions. As a result, we typically enter into contracts with farmers during the first quarter of the fiscal year for the purchase of raw DAR. We then process the harvested DAR and sell products to our customers during the second half of the fiscal year. Consequently, our revenues are received primarily in the second half of the fiscal year.

Critical Accounting Policies

Revenue recognition

Our revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

We recognize revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of our products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by us on raw materials and other materials included in the cost of producing their finished product.

Inventory

Inventory includes raw material, package material, low-value consumables and merchandise. We have adopted a perpetual inventory system and inventories are recorded at actual cost. Raw material, package material and merchandise are priced at cost upon acquisition, and with the weighted average method upon issuance and shipment. Low-value consumables are amortized at 50% of the amount upon application and amortized an additional 50% upon obsolescence.

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

Results of Operations for the Years Ended September 30, 2008 and 2007

Highlights

Our total assets at December 31, 2008 were US $8,167,073 compared to US $3,941,487 at December 31, 2007. Total liabilities increased to US $4,563,476 at December 31, 2008 from US $978,935 at December 31, 2007, principally due to an increase in accounts payable, the issuance of a convertible note payable and an increase in taxes payable. As a result, net assets for the year ended December 31, 2008 have decreased to US $1,392,603 from US $2,962,552 for the year ended December 31, 2007.

Profit/Loss	For the year ended
	December 31, 2008	December 31, 2007

Operating Income (Loss)	330,481	(400,404)
Net Income (Loss) Before Tax	406,535	(170,179)
Corp. Income Tax	(149,635)	55,869
Net Income (Loss)	256,900	(226,048)

Revenues

Our revenues for the year ended December 31, 2008 were US $2,646,111, an increase of 265% over revenues of US $725,529 for the year ended December 31, 2007. The increase in sales revenues was due primarily to an increase in the volume of sales of DAR received during 2008. Our sales arrangements are not subject to any warranties.

Cost of Sales; Gross Profit

Cost of sales includes expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor costs. Our cost of sales for the year ended December 31, 2008 was US $1,760,035, or approximately 67% of revenues, compared to US $401,480, or approximately 55% of revenues, for the year ended December 31, 2007. The increase in costs of sales is principally due to increased advertising for a new product, Bailing Capsules, and improvements to the DAR-related products’ packaging.

Gross profit for the year ended December 31, 2008 increased by 173% to US $886,076 from US $324,049 for the year ended December 31, 2007. Gross profit margin for the period ended December 31, 2008 was 33% compared to 45% for the year ended December 31, 2007.

Operating Expenses

Operating expenses for the year ended December 31, 2008 decreased by 23% to US $555,595 from US $724,453 for the year ended December 31, 2007. The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses (US $505,058). SG&A decreased overall to US $505,058 for 2008 compared to US $663,448 for 2007. The decrease is primarily due to a significant reduction in fees to consultants in 2008, which was partially offset by interest expense for 2008 of US $50,537.

Other Income/Expense

We benefited from two Suining City government grants aggregating US $72,857 for the year ended December 31, 2008 relating to Yinfa’s DAR planting projects. We received other income of US $3,197 attributable primarily to rental income on a portion of our office space.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during 2008. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China. However, it is too soon to assess the potential inflationary effect of the major earthquake and aftershocks in the Sichuan Province in May 2008. None of our operations were effected by the earthquake and related aftershocks. We believe that we can offset any inflationary increases in the cost of sales by continuing to increase our sales of DAR in response to continued demand and by improving operating efficiencies.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. As of December 31, 2008, we accrued income taxes of US $149,635. As of December 31, 2007, we accrued income taxes of US $55,869.

Net Income

We had net income for the year ended December 31, 2008 of US $256,900, or US $0.0018 per share of Common Stock, compared to a net loss for the year ended December 31, 2007 (US $451,460). Comprehensive income for the year ended December 31, 2008 was US $330,306, a 300% improvement from a comprehensive loss of US $165,223 for the year ended December 31, 2007. The improvement in our operating results for 2008 is attributable principally to increased sales, lower SG&A expense, and a foreign currency translation gain between the RMB and U.S. dollar of US $73,406.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Cash flows provided by operating activities were US $729,918 during the year ended December 31, 2008, compared to cash flows of US $49,131 provided by operating activities during the year ended December 31, 2007. Improvement in cash flows from operations in 2008 were due primarily to a reduction of prepaid expenses for consulting services and improved control over operating expenses.

Cash flows used in investing activities improved to US $433,424 for the year ended December 31, 2008 from US $567,187 for the year ended December 31, 2007. Cash flows used in investing activities during 2008 is attributable to the purchase of property, plant and equipment, where as cash flows used in 2007 related principally to deferred assets.

Cash flows used in financing activities for the year ended December 31, 2008 increased to US $304,530, due primarily to the issuance of a convertible note payable valued at $5,775,994 and the issuance of common stock valued at $65,000 for the purchase of land usage rights and forestry rights in China.  The annual interest rate applicable to the note is one and one-half percent (1.5%), with the principal amount and all accrued but unpaid interest under the note payable in four (4) tranches of our common stock at fixed prices.  For additional information regarding the note, see Note M of “Notes to Audited Financial Statements” included in this Form 10-K.

Cash flows of US $313,490 provided by financing activities during the year ended December 31, 2007 were primarily attributable to proceeds from the issuance of an unsecured short-term note of $219,040 from an unrelated party, bearing 10.925% interest due on September 20, 2008, proceeds from a shareholder loan and the payment of a note from an unrelated party. The shareholder loan was due primarily to overseas consulting and advising fees, attorney’s fees, and accounting fees incurred from period to period and paid out of a shareholder’s personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The shareholder loan was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and us.

Overall, we have funded our cash needs from inception through December 31, 2008 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $101,497 on hand as of December 31, 2008, an increase of US $65,370 from the beginning of the year and attributable in substantial part to a reduction in cash outflow and a favorable foreign currency translation. Currently, we have enough cash to fund our operations for about nine (9) months. This is based on current cash flows from financing activities and projected revenues. If the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately US $100,000 to sustain operations through year 2009 and each year thereafter.

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

Demand for our products and services will be dependent on, among other things, market acceptance of our products, the Chinese TCM in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recessionary periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We manage the processing and DAR distribution business to retail consumers and wholesale buyers. We plan to strengthen our position in these markets and to expand our operations through aggressively marketing our products and our concept.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information to be reported under this Item is not required of smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and notes thereto are included at the end of Part IV of this annual report, beginning at page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Meetings and Committees; Annual Meeting Attendance” in our definitive Information Statement, filed with the SEC on March 12, 2009.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated by reference from the section entitled “Executive Compensation” in our definitive Information Statement, filed with the SEC on March 12, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Information Statement, filed with the SEC on March 12, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference from the sections entitled “Transactions with Related Persons, Promoters, and Certain Control Persons” and “Independent Directors” in our definitive Information Statement, filed with the SEC on March 12, 2009.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference from the sections entitled “Fees Billed for Audit and Non-Audit Services,” “Pre-Approval Policy for Audit and Non-Audit Services” and “Board of Directors Report” in our definitive Information Statement, filed with the SEC on March 12, 2009.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following financial statements of the Company are included following the signature page, commencing on page F-1:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – as of December 31, 2008 and 2007
Consolidated Statement of Operations – For years ended December 31, 2008 and 2007
Consolidated Statement of Cash Flows – For years ended December 31, 2008 and 2007
Consolidated Statement of Equity (Deficit) – For years ended December 31, 2008 and 2007
Notes to Audited Financial Statements

(b) Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH RESOURCE, INC.

By:	/s/ Wang, Jiayin	DATE: April 13, 2009
Wang, Jiayin
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Chen, Jiang	Chief Executive Officer and	April 13, 2009
Chen, Jiang	Director
(Principal Executive Officer)

/s/ Zhou, Yi	Chief Financial Officer and	April 13, 2009
Zhou, Yi	Director
(Principal Financial Officer)

/s/ Wang, Jiayin	President and Director	April 13, 2009
Wang, Jiayin

/s/ Wang, Bing	Director	April 13, 2009
Wang, Bing

/s/ Wang, Geiwi	Director	April 13, 2009
Wang, Geiwi

Index to Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as adopted on February 26, 2002 and as amended on May 14, 2003, October 13, 2006, April 23, 2007 and May 8, 2007.(1)

3.2	Amended and Restated By-laws, as adopted on February 17, 2009.(1)

10.1	License Agreement Relating to the Exclusive Right to Use “Suining Sichuan Angelic” Certified Trademark, by and between Sichuan Province Suining City DAR Association and Yinfa, dated March 16, 2004.(2)

10.2	Import-Export Agent Executive Agreement, by and between Suining Yinfa DAR Industrial Co. and Korean DongUi Cosmetics Co., dated March 5, 2007.(3)

10.3	Sichuan DAR Purchase and Processing Contract, by and between Suining Yinfa DAR Industrial Co. and Chengdu Derentang Pharmacy Company Medicine Branch, dated April 18, 2007.(4)

10.4
Debt Transfer and Assumption Agreement by and among Yinfa, Suining Yinfa Building Construction and Development Co., Ltd., Chengdu Lianqiang Investment Co. and Yinfa Resource, dated September 20, 2008.(5)

10.5	Agreement to Cancel the Contract of Lease of Property by and between Mr. Xiao Jian Lian and the Company, effective as of December 15, 2008.(6)

10.6	Property Trust Agreement by and between Yinfa Resource and Mr. Lei Guo, dated December 16, 2008.(7)

10.7	Convertible Promissory Note to Mr. Lei Guo, as trustee, dated December 30, 2008. (7)

10.8	Amended and Restated Convertible Promissory Note to Mr. Lei Guo, as trustee, dated January 21, 2009 and effective as of December 30, 2008.(8)

14.1	Code of Ethics.(9)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.(1)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.(1)

32.1	Section 1350 Certifications of Chief Executive Officer.(1)

32.2	Section 1350 Certifications of Chief Financial Officer.(1)
_____________________
(1)	Filed herewith.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2007.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2008.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2009.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

CHINA HEALTH RESOURCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Health Resource Inc.

We have audited the accompanying balance sheets of China Health Resource Inc. and Subsidiary (a Delaware corporation). as of December 31, 2008 and 2007 and related statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2008 and 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Resource Inc. and Subsidiary. (a Delaware corporation). as of December 31, 2008 and 2007 and the results of its operations and its cash flows for years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC
Boca Raton, Florida
April 13, 2009

China Health Resource, Inc. and Subsidiary
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$101,497	$36,127
Accounts Receivable	441,047	460,414
Note Receivable	378,054	628,390
Employee Advances	3,016	7,197
Advances to Suppliers	162,158	-
Prepaid Expenses	59,648	2,143,827
Inventory	264,177	61,918
TOTAL CURRENT ASSETS	1,409,598	3,337,873

FIXED ASSETS
Property, Plant, and Equipment	6,912,234	717,831
Accumulated Depreciation	(154,759)	(114,217)
TOTAL NET FIXED ASSETS	6,757,475	603,614

TOTAL ASSETS	8,167,073	3,941,487

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	238,275	207,957
Other Payables	87,678	-
Note Payable-Convertible Debt	3,500,000	-
Due to Shareholder	83,258	83,258
Taxes Payable	241,493	98,996
Notes Payable - Current Portion	412,773	588,724
Long-term liabilities within one year

TOTAL CURRENT LIABILITIES	4,563,476	978,935

LONG-TERM LIABILITIES
Notes Payable-Convertible Debt	2,210,994	-
TOTAL LONG-TERM LIABILITIES	2,210,994

TOTAL LIABILITIES	6,774,470	978,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
99,288,894 issued and outstanding, par value $0.01)	1,422,888	992,888
Common stock Class B ( 8,344 shares authorized,
0 issued and outstanding, par value $0.01)	-	20
Additional paid in capital	(134,767)	2,195,469
Accumulated other comprehensive income	149,523	76,117
Retained earnings (deficit)	(45,042)	(301,942)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	1,392,603	2,962,552

TOTAL LIABILITIES AND EQUITY	$8,167,073	$3,941,487

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Operations
For the years Ended December 31, 2008 and 2007

	For the year
	2008	2007
REVENUES
Sales	$2,646,111	$725,529
Cost of Sales	1,760,035	401,480
GROSS PROFIT	886,076	324,049

OPERATING EXPENSES
Selling, General, and Administrative	505,058	663,448
Interest Expense	50,537	37,743
Distribution Costs	-	23,262
TOTAL OPERATING EXPENSES	555,595	724,453

OPERATING INCOME (LOSS)	330,481	(400,404)

OTHER INCOME / (EXPENSES)
Government Grants	72,857	230,225
Other	3,197	-
TOTAL OTHER INCOME / (EXPENSE)	76,054	230,225

NET INCOME (LOSS) BEFORE TAXES	406,535	(170,179)

INCOME TAX EXPENSE	149,635	55,869

NET INCOME (LOSS)	256,900	(226,048)

INCOME FROM DISCONTINUED OPERATIONS	-	-

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	73,406	60,825

COMPREHENSIVE INCOME (LOSS)	$330,306	$(165,223)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	99,523,815	87,369,637
Fully diluted	99,523,815	95,247,029

NET INCOME (LOSS) PER COMMON SHARE
Basic	**	**
Fully diluted	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the years Ended December 31, 2008 and 2007

	For the year
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$256,900	$(226,048)
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	48,260	59,838
Common Stock issued for Services	-	2,074,346
Due from related party	533,824	-
Cancel Stock issued for lease contract	(1,965,256)	-
Accounts receivable	58,360	(72,335)
Other Receivable	48,814	-
Employee Advances	5,347	(7,197)
Prepaid Expenses	1,641,413	(1,792,484)
Inventory	(226,448)	(55,814)
Accounts payable and accrued liabilities	116,268	(14,303)
Others	10,877	-
Other payable	38,061	(12,806)
Tax payable	163,498	95,934
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	729,918	49,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable	-	-
Note receivable	(432,370)	(436,297)
Proceeds from Notes Receivable		433
Purchase of property, plant, and equipment	(1,054)	(131,323)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(433,424)	(567,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term note	-	219,040
Proceeds from shareholder loan	-	83,258
Note Payable from unrelated Party	(304,530)	11,192
NET CASH PROVIDED BY FINANCING ACTIVITIES	(304,530)	313,490

FOREIGN CURRENCY TRANSLATION	73,406	60,825

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,370	(143,741)

CASH AND CASH EQUIVALENTS:
Beginning of period	36,127	179,868
End of period	$101,497	$36,127

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts payable	$-	$699,554
Common stock issued for services	$-	$2,074,346
Issuance of Notes Payable for purchase of land right	$5,710,994	$-
Common stock issued for purchase of land right	$65,000	$-

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Equity (Deficit)
For the years Ended December 31, 2008 and 2007

	Class A Shares	Common Stock par value 0.01	Class B Shares	par value 0.01	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total

Balances, December 31, 2006	63,603,604	636,036	2,000	$20	$(221,578)	$(75,894)	$15,292	$353,875

Issuance for services rendered	13,000,000	130,000			569,554			699,554
Issuance for services rendered	2,000,000	20,000			31,225			51,225
Issuance of stock due to conversion	20,685,238	206,852	(2,000)	$(20)	(206,832)	-	-	-
Issuance for services	-	-	2,000	20	2,023,101	-	-	2,023,121
Net Income(Loss) for the period						(226,048)	-	(226,048)
Other comprehensive income						-	60,825	60,825
Balances, December 31, 2007	99,288,842	$992,888	$2,000	$20	$2,195,470	$(301,942)	$76,117	$2,962,553

Issuance for lease of property	43,000,000	430,000			(365,000)			65,000
Cancellation of Class B common stock			(2,000)	$(20)	(1,965,236)			(1,965,256)
Net Income(Loss) for the period						$256,900		256,900
Other comprehensive income							$73,406	73,406
Balances, December 31, 2008	142,288,842	1,422,888	-	-	$(134,767)	$(45,042)	$149,523	$1,392,603

The accompanying notes are an integral part of these financial statements.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

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

On June 13, 2006, CHRI (“acquiree”) executed a Plan of Exchange with Sui Ning Shi Yin Fa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yin Fa” or ‘acquirer”), the shareholders of Yin Fa (the “Yin Fa Shareholders”) and the Majority Shareholder of the CHRI, pursuant to which six simultaneous transactions were consummated at closing, as follows: (1) settlement of the liabilities of CHRI, (2) a deposit of 7,977,023 (pre-split) new shares of Class A Common Stock and 2,000 new shares of Class B Common Stock via hand delivery by Mr. Hinkis in exchange for a payment of $264,000 in cash, (3) a deposit of 1,305,000 (pre-split) shares of Class A Common Stock via hand delivery by Mr. Hinkis in exchange for a payment of $136,000 in cash, (4) the issuance of  30,000,000 (pre-forward split) investment shares of Class A Common Stock of the Registrant to the Yin Fa shareholders pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of the shares of registered capital of Yin Fa, (5) vending out the CHRI subsidiary after closing, and (6) retirement of 744 shares of Class B Common Stock owned Mr. Hinkis at closing against payment of $74,000 and settlement of all unpaid salaries and severance pay to Mr. Hinkis in the amount of $100,000, of which both amounts were subtracted from the payment made to CHRI for the issued shares.

The Plan of Exchange was consummated on August 22, 2006. As a result, Yin Fa became a wholly-owned subsidiary of CHRI. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Accordingly, the consolidated financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.
(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

Yin Fa was founded on April 24, 2001 in China.  The main business plan includes the manufacturing, processing, and sales of Dahurian Angelica Root (DAR) and its related products.  DAR is one of the major herbs used in Chinese traditional medicines.  In 2004 and 2005, the company and Sichuan Yinfa Resource Development Co., Ltd., (Sichuan) began the process of applying for Good Agricultural Practice of Medical Plants and Animals (GAP) for DAR. The project passed the inspection of the State Food and Drug Administration (SFDA), and the SFDA made the final, official announcement on February 26, 2006.

A GAP certificate means that the planning, quality, and manufacturing of DAR meets a high and certifiable standard.  The GAP certificate is held in the name of Sichuan and the company manages the processing and sales of DAR. CHRI and its wholly owned subsidiary Yin Fa are hereafter referred to as (the “Company”).

Basis of Presentation
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the accompanying balance sheets, and statements of income, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

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

Revenue Recognition
The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin 104. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Comprehensive Income (Loss)
The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.

Foreign Currencies

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income. There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

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

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Concentration Risks

The Company's operations are carried out in the People’s Republic of China (“PRC”). Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Inventory
Inventory includes raw material, package material, low-value consumables and merchandise. The Company has adopted perpetual inventory system and inventories are recorded at actual cost.  Raw material, package material and merchandise are priced at cost upon acquisition, and with the weighted average method upon issuance and shipment. Low-value consumables are amortized at 50% of the amount upon application and amortized an additional 50% upon obsolescence.

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

Fair Value of Financial Instruments

The Company values its financial instruments as required by SFAS No. 157, “Disclosures about Fair Value of Financial Instruments”.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.  The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, advance to a third party, inventories, VAT and income tax recoverable, accounts payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

Accounts Receivable
Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining the collectablility of the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Impairment of Long-Lived Assets
In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

Stock-Based Compensation
Employee stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the FASB interpretations thereof. Pursuant to those accounting pronouncements, compensation is recorded for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Due to the terms of the grants, the fair value of the compensation in accordance with SFAS No. 123R, "Accounting for Stock-Based Compensation" approximates the values computed in accordance with APB No. 25. Stock-based compensation to non-employees is accounted for in accordance with SFAS No. 123R. Under both accounting pronouncements, as part of the necessary computations, management is required to estimate the fair value of the underlying shares. Fair value has generally been determined by management, as the price at which the Company's shares were issued at the most recent prior placement of the Company's Common Stock. Since the Company was approved for listing on the Over the Counter Bulletin Board - fair value is determined according to stock market price. The timing of the grant and measurement of stock-based awards will not have a material effect on the Company's results of operations and financial position, since no stock-based awards exist.

Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board ("FASB") issued two new statements: (a.) SFAS No. 141(revised 2007), “Business Combinations”, and (b.) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

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

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which the effectiveness was delayed by FSP SFAS 157-2, on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s consolidated financial statements.

May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company's financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, did not have a material impact on our consolidated financial statements.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2008 and 2007 is summarized as follows:

Cash paid during the period ended December 31, 2008 and 2007 for interest and income taxes:

	2008	2007

Income Taxes	$-0-	-0-
Interest	$50,537	37,743

NOTE C - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual consolidated financial statements.  It also requires segment disclosures about products and services, geographic areas, and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2008 and 2007.

NOTE D - NOTE RECEIVABLE

As of December 31, 2007, the company has a note receivable from a related-party with a total balance due of $191,660. The note is due on May 29, 2007 with interest at 6.12%.

As of December 31, 2007, the company has a note receivable from a related-party with a total balance due of $436,730. The note is due on December 31, 2008.

As of December 31, 2008, the company has a note receivable from a unrelated-party with a total balance due of $378,054.  The note is due on December 30, 2009 with interest payable quarterly at 10.395%

NOTE E - NOTES PAYABLE - CURRENT AND LONG-TERM

As of December 31, 2008 and 2007, notes payable consist of the following:

	2008	2007

Secured note payable from an unrelated party.
Bearing 6.3 % interest Principal payments due
12/31/2008 one payment of $ 198,270	$-0-	198,270

Secured note payable from an unrelated party
Bearing 8.6625% interest Principal payment and
Interest Due 10/21/2009	234,103	-0-

Unsecured note payable –unrelated party
Bearing 10.925 % interest Principal payment due
09/20/2008	$-0-	219,040

Unsecured note payable –unrelated party
Bearing 2.4 % interest Principal payments due 10/31/2009	$178,670	171,414

TOTAL	$412,773	588,724

Future payments on note due as follows:

Before December 31, 2009	412,773	588,724
TOTAL	$412,773	$588,724

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE F - COMMITMENTS

The Company leased a warehouse for approximately $1,478 per year, which expired on March 14, 2008. Total rent paid was $1,478.

During 2008 the company leased a warehouse for $2,043 per year, which expires on March 14, 2009 and the lease is expected to be renewed on similar terms

The Company leased farm land of approximately 861,000 sq feet from a cooperative of farmers.  The lease expired in March 2008. Total Rent Expense for December 31, 2008 and 2007 respectively was $1,615 and $6,455.  The company has no future commitment.

The Company leases its office space of approximately 3,600 sq feet for sales and marketing.  The lease commences in July 2007 and expires in June 2027. Total Rent Expense for the year ended December 31, 2007 was $34,719.  On December 15, 2008 the lease contract was cancelled

NOTE G - RELATED-PARTY TRANSACTIONS

The former shareholders of the Company were Sichuan Suining Yinfa Resource Development Group Co., Ltd., Suining Yinfa Construction Materials Company Ltd, and Sichuan Yinfa Resource Development Co., Ltd. (the Yinfa group). According to the Temporary Resolution of the Shareholders' Meeting of the Company held on January 20, 2006, the company has had a capital restructuring as mentioned in Note L.  Related-party transactions between the Company and Yinfa group from 2004 to January 20, 2006 are listed below:

The GAP certificate is owned by the Yinfa Group, namely Sichuan Yinfa Resource Development Co., Ltd. GAP is a quality standard for agricultural products such as DAR.  The GAP certificate means that the company’s DAR meets a high and certifiable standard. The Company is the virtual manufacturer and seller of DAR.

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

As of December 31, 2007, the company has a note receivable from a related-party with a total balance due of $436,730. The note is due on December 31, 2008. The balance was paid during 2008.

On August 15, 2007, the Company's Board of Directors authorized the payment of the total rent of a 20-year lease through the issuance of 2,000 shares of Class B Common Stock to Lian, Xiao Jian, the owner of the property. Pursuant to the terms and conditions of the Contract of Lease Property, dated June 29, 2007, the total payment of the rent over the leasing period is $2,023,121. The lease commenced in July 2007 and expires in June 2027. Total rent expense for the year ended December 31, 2007 was $23,146.  On December 15, 2008 the lease contract and the issuance of the 2,000 shares of Class B Common Stock was cancelled.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE H -COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit. For the years ended December 31, 2008 and 2007, total comprehensive income was $149,523 and $76,117 respectively.

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

NOTE J - INCOME TAXES

The Company conducts all its operating business through its subsidiary in China. The subsidiary is governed by the income tax laws of the PRC and do not have any deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company by itself does not have any business operating activities in the United States and is therefore not subject to United States income tax.

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (“PRC”) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).  Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the previous laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% has replaced the 33% rate previously applicable to both DEs and FIEs.

Prior to 2008, under the Chinese Income Tax Laws, FIEs generally were subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise was located in specially designated regions for which more favorable effective tax rates apply.  Beginning January 1, 2008, China has unified the corporate income tax rate on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2007 consisted of net operating loss carry-forward calculated using prevailing PRC tax rates equating to approximately $85,000 less a valuation allowance in the amount of $85,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $85,000 compared to the same period in 2006

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

The Company’s total deferred tax asset as of December 31, 2008 is as follows:

	2008	2007

Net operating loss carry-forwards	$-0-	$85,000
Valuation Allowance	(-0-)	(85,000)

	$-0-	$-0-
Prevailing PRC tax rate	25%	15%

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate accrued income taxes as of December 31, 2007 were $55,869.

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate income taxes accrued as of December 31, 2008 were $149,635.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	Year Ended December 31
	2008	2007
U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	33

Total provision for income taxes	25%	16%

The Company applies SFAS 109, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. The provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2008 and 2007.

The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred taxes are charged or credited in the income statement, except when they relate to items credited or charged directly to equity, in which case the deferred taxes are also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Company’s financial statements.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Value added tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s products can be used to offset the VAT due on the sales of the products.

NOTE K - PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2008 and 2007 consists of the following:

	2008	2007
Building	$6,564,133	$400,995
Furniture, fixture and equipment	348,101	316,836
	6,912,234	717,831
Less: accumulated depreciation	(154,759)	(114,217)

Plant and equipment, net	$6,757,475	$603,614

Depreciation expense for the year ended December 31, 2008 and 2007 respectively was $48,260 and $59,838.

NOTE L -EQUITY TRANSACTIONS

On January 10, 2007, the Company issued 6,500,000 shares (pre-forward split) of Class A Common stock for payment of consulting services to several companies and individuals. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The Company calculated a stock-based compensation cost of total $699,554 and recognized $212,896 for the year ended December 31, 2007 and $84,024 for the year ended December 31, 2008. As of December 31, 2008, the balance of $59,647 is to be amortized on the straight-line method over the remaining contract periods of seven months.

On February 2, 2007, the Company issued 1,000,000 shares (pre-forward split) of Class A Common stock for payment of consulting services to Greentree Financial Group, Inc. for services in connection with general management consulting and advisory services. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods. The Company calculated a stock-based compensation cost of total $51,225 and recognized $51,225 for the year ended December 31, 2007.

On June 8, 2007, Deng Shu Lan, the former president of Yin Fa, resigned from all positions in Yin Fa. Pursuant to an oral termination agreement, Deng Shu Lan transferred Zheng Zhimin, the new Vice President of Yin Fa, 2,000 shares of Class B Common stock of the Company, which were converted into 10,342,593 (pre-forward split) Class A Common Stock on July 9, 2007.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

On July 23, 2007, the Company effected a forward stock split of the Company's Class A Common Stock, pursuant to the Delaware General Corporation Law, exchanging one (1) existing share of Class A Common Stock for two (2) shares of post-forward split Class A Common Stock. The number of outstanding shares of the Company’s Class A common stock was increased from 49,644,447 to 99,288,894 shares and par value of its Class A common stock was unchanged at $0.01.

On August 15, 2007, the Company's Board of Directors authorized the payment of the total rent of a 20-year leasing property by the issuance of 2,000 shares of Class B Common Stock to Lian, Xiao Jian, the owner of a property. Pursuant to the terms and conditions of the Contract of Lease Property, dated June 29, 2007, the total payment of the rent for 20 years leasing period is $2,023,121 and the leasing property is approximately 3,600 square feet. The lease commences in July 2007 and expires in June 2027. Total rent expense for the year ended December 31, 2007 was $23,146.

On December 15, 2008 the 2000 shares of Class B Common Stock shares were returned to the company and the above lease contract was cancelled.

On December 30, 2008 43,000,000 shares of Class A Common Stock shares were issued as a partial payment for land usage rights and forestry rights (see note M) the shares were valued at $65,000

NOTE M –NOTE PAYABLE-CONVERTIBLE DEBT

On December 30, 2008 the Company issued a convertible note to an un-related party for the purchase of land usage rights and forestry rights to 3,261.79 acres valued at $5,775,994. The Note has a stated simple interest rate of 1.5% per year.  Interest is payable upon conversion dates.  The note has fixed conversion dates, share prices as follows:

On March 30, 2009 the company will issue 12,500,000 shares valued at $.20 per share total $2,500,000

On December 30, 2009 the company will issue 2,500,000 shares valued at $.40 per share total $1,000,000

On March 30, 2010 the company will issue 1,000,000 shares valued at $1.00 per share total $1,000,000

On December 30, 2010 the company will issue 807,329 shares valued at $1.50 per share total $1,210,994

Current portion of Note	$3,500,000
Non Current portion of Note	2,210,994

Total Note Payable	$5,710,994

NOTE N –SUBSEQUENT EVENT

On March 30, 2009 the company issued 12,605,615 shares valued at $.20 per share total $2,521,123.