Form 10-Q
period 2009-03-31
CHINA HEALTH RESOURCE, INC.
filed 2009-05-15
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2009

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

+(86-825) 239-1788
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐                                                                          Accelerated filer ☐

Non-accelerated filer ☐                                                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009:

154,894,509 shares of Common Stock of par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Balance Sheets
As of March 31, 2009 (unaudited) and December 31, 2008 (audited)

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$9,713	101,497
Accounts receivable	699,634	441,047
Note receivable	364,817	378,054
Employee advances	740	3,016
Advances to suppliers	162,127	162,158
Bad debt provision	4,266	-
Prepaid expenses	38,597	59,649
Inventory	140,760	264,177
TOTAL CURRENT ASSETS	1,420,654	1,409,598

FIXED ASSETS
Property, plant, and equipment	6,912,018	6,912,234
Accumulated depreciation	(164,851)	(154,759)
TOTAL NET FIXED ASSETS	6,747,066	6,757,475

TOTAL ASSETS	$8,167,721	$8,167,073

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$251,415	$238,275
Other payables	86,838	87,678
Notes payable – convertible debt	1,000,000	3,500,000
Due to shareholder	83,258	83,258
Taxes payable	221,554	241,493
Notes payable – current portion	426,546	412,773
TOTAL CURRENT LIABILITIES	2,069,612	4,563,476

LONG-TERM LIABILITIES
Notes payable – convertible debt	2,210,994	2,210,994
TOTAL LONG-TERM LIABILITIES	2,210,994	2,210,994

TOTAL LIABILITIES	$4,280,606	$6,774,470

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock (50,000,000 shares authorized, 0 issued and outstanding, par value $0.01)	$-	-
Common stock (500,000,000 shares authorized, 154,835,717 issued and outstanding, par value $0.001)	$154,836	1,422,888
Additional paid in capital	$3,642,661	(134,767)
Accumulated other comprehensive income	$149,203	149,523
Retained earnings (deficit)	$(59,584)	(45,042)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,887,115	1,392,603

TOTAL LIABILITIES AND EQUITY	$8,167,721	8,167,073

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statements of Income
For the Three Months Ended March 31, 2009 and 2008

	For the Three Months Ended
	March 31, 2009	March 31, 2008
REVENUES
Sales	$490,547	$-
Cost of sales	$(364,281)	$-
GROSS PROFIT	$126,267	$-

OPERATING EXPENSES
Selling, general, and administrative	$98,464	$68,445
Interest expense	$27,423	$12,433
Distribution costs	$-	$-
TOTAL OPERATING EXPENSES	$125,887	80,878

OPERATING INCOME (LOSS)	$379	(80,878)

OTHER INCOME (EXPENSES)
Non-operating expenses	$-	$-
Government grants	$-	$14,396
Other	$2,005	$-
TOTAL OTHER INCOME (EXPENSE)	$2,005	$14,396

NET INCOME (LOSS) BEFORE TAXES	$2,385	$(66,482)

INCOME TAX EXPENSE	$(16,927)	$-

NET INCOME (LOSS)	$(14,542)	$(66,482)

INCOME FROM DISCONTINUED OPERATIONS	$-	$-

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	$(320)	43,289

COMPREHENSIVE INCOME (LOSS)	$(14,862)	(23,193)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	142,428,252	99,288,842
Fully diluted	142,984,502	109,631,435

NET LOSS PER COMMON SHARE
Basic	**	**
Fully diluted	**	**

**Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2009 and 2008

	For the Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income after income tax	$(14,542)	(66,482)
Adjustments to reconcile net income to net cash used in operating activities:	-	-
Depreciation	$10,193	5,534
Amortization of prepaid expenses	$-	32,624
Accounts receivable	$(262,853)	(18,734)
Employee advances	$2,276	(176)
Other receivable	$31	-
Prepaid expenses	$21,051	-
Inventory	$123,417	(2,500)
Notes receivable	$13,238	-
Accounts payable and accrued liabilities	$36,504	204,165
Other payable	$(839)	-
Tax payable	$(19,939)	(51,635)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(91,464)	102,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	$-	(25,569)
Disposal of property, plant, and equipment	$-	(19,947)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	(45,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term-note payable	$-	(114,540)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$-	(114,540)

FOREIGN CURRENCY TRANSLATION	$(320)	43,289

NET INCREASE (DECREASE) IN CASH AND	$(91,784)	(13,991)
CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS:
Beginning of period	$101,497	36,127
End of period	$9,713	22,136

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of convertible debt	$2,500,000	-
Common stock issued for services	$-	-

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Equity (Deficit)
For the period ended March 31, 2009

	Common						Accumulated
	Stock				Additional	Retained	Other
	Class A	par value	Class B	par value	Paid-in	Earnings	Comprehensive
	Shares	0.01	Shares	0.01	Capital	(Deficit)	Income	Total

Balances, December 31, 2006	63,603,604	636,036	2,000	$20	$(221,578)	$(75,894)	$15,292	$353,875

Issuance for services rendered	13,000,000	130,000			569,554			699,554
Issuance for services rendered	2,000,000	20,000			31,225			51,225
Issuance of stock due to conversion	20,685,238	206,852	(2,000)	$(20)	(206,832)	-	-	-
Issuance for services	-	-	2,000	20	2,023,101	-	-	2,023,121
Net Income(Loss) for the period						(226,048)	-	(226,048)
Other comprehensive income						-	60,825	60,825
Balances, December 31, 2007	99,288,842	$992,888	$2,000	$20	$2,195,470	$(301,942)	$76,117	$2,962,553

Issuance for lease of property	43,000,000	430,000			(365,000)			65,000
Cancellation of Class B common stock			(2,000)	$(20)	(1,965,236)			(1,965,256)
Net Income(Loss) for the period						$256,900		256,900
Other comprehensive income							$73,406	73,406
Balances, December 31, 2008	142,288,842	1,422,888	-	-	$(134,767)	$(45,042)	$149,523	$1,392,603

Conversion of Long-term Debt	12,546,875	125,469			2,383,906			2,509,375
Par value changes from $0.01 to $0.001		(1,393,521)			1,393,521			-
Net Income(Loss) for the period						(14,542)		(14,542)
Other comprehensive income							(320)	(320)
Balance, March 31, 2009	154,835,717	$154,836	-	-	$3,642,661	$(59,584)	$149,203	$3,887,115

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of  March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2008, as filed on Form 10-K.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2008 Annual Report on Form 10-K. Our results for the three months ended March 31, 2009 may not be indicative of our results for the twelve months ended December 31, 2009.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Earnings Per Share Proposed Accounting Standard

The FASB previously issued an exposure draft, revised in August 2008, on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments. The revised exposure draft states that a mandatorily convertible instrument should be included in basic EPS only if the holder has the present right or is deemed to have the present right to share current-period earnings with common shareholders.

Management believe that the mandatorily convertible debt issued in 2008 does not have any present right to share current-period earnings with common shareholders. Therefore, the Company’s mandatorily convertible debt is included in diluted EPS calculation instead of basic EPS calculation.  Management is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended March 31, 2009 and 2008 is summarized as follows:

Cash paid during the period ended March 31, 2009 and 2008 for interest and income taxes:

	2009	2008

Income Taxes	$-0-	-0-
Interest	$-0-	-0-

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

NOTE D –EQUITY TRANSACTION

On March 30, 2009, the Company issued 12,546,875 shares of Class A Common stock (pre-amendment) as payment on a convertible note payable of $2,500,000 and $9,375 of interest.  The total value of the shares converted was $2,509,375. The fair value of this stock issuance was determined using the fair value of the Company’s common stock in accordance with the specific terms of the applicable agreement.

On April 15, 2009, an Amended and Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware. Pursuant to this amendment the total number of shares of capital stock of all classes that the Company shall have the authority to issue is (i) 500,000,000 shares of common stock, $0.001 par value per share and (ii) 50,000,000 shares of undesignated preferred stock, $0.01 par value per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included in Item 1 of this report and is qualified in its entirety by the foregoing.

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our ability to successfully develop, manufacture and deliver Dahurian Angelica Root and related products on a timely basis and in the prescribed condition, evolving standards in the Traditional Chinese Medicine industry, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to raise sufficient capital in order to effectuate our business plan, our ability to find and retain skilled personnel and key executives, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the “Commission”).

General

All references in this Quarterly Report on Form 10-Q to the “Company,” “CHRI,” the “Registrant,” “we,” “us” or “our” are to China Health Resource, Inc., a Delaware corporation.  These terms also refer, where context requires, to our subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yinfa”), acquired in August 2006.

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

In December 2008, we entered into a contract for the acquisition of land rights for approximately 3,262 acres located in Heiwengtang Valley, Xianping Forestry, Pingwu County, Mianyang City, Sichuan Province, People’s Republic of China (the “Property”). We intend to use the Property for commercial uses in order to expand our business. The lease period commenced December 30, 2008 and will expire on December 30, 2038. The fixed rent for the full lease period is US$5,775,994, of which US$5,710,994 is subject to a Convertible Promissory Note. The remaining balance was paid through the issuance of 43,000,000 shares of our Class A Common Stock to the trustee on December 30, 2008 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Regulation S thereunder.

We believe our business model will help facilitate the process of growing and commercializing DAR, research and development, sales and marketing. Our current DAR-related products include the Bailing Capsule, Yisheng Capsule, Kimchee-Mate and Fragrant Bag, all of which have been certified by the Chinese State Food and Drug Administration (“SFDA”) and are being sold into the market via regional distributors throughout China. We will continue to explore the development and addition of DAR in a range of foods, medicines and cosmetics. In addition, we continue to consider and explore opportunities to expand our current asset base and product offerings to increase our revenues and enhance shareholder value. These opportunities may include, but are not limited to, acquisitions or in-licensing of additional products and the combination or merger of Yinfa with other Chinese companies in synergistic or complementary industries.

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

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Balance Sheet

Our total assets at March 31, 2009 were US $8,167,721 compared to US $8,167,073 at December 31, 2008. Our total liabilities were US $4,280,606 at March 31, 2009 compared to US $6,774,470 at December 31, 2008, principally due to a decrease in our current liabilities for our convertible note payable. As a result, net assets for the period under review have increased slightly from US $2,939,539 at March 31, 2008 to US $3,887,115 at March 31, 2009.

Balance Sheet	March 31, 2009	March 31, 2008
Total Assets	8,167,721	3,956,284
Total Liabilities	4,280,606	1,016,925
Net Assets	3,887,115	2,939,359

Results of Operations

Profit/Loss	For the Three Months ended
	March 31, 2009	March 31, 2008
Operating Income (Loss)	379	(80,878)
Net Income (Loss) Before Tax	2,385	(66,482)
Corp. Income Tax	(16,927)	-0-
Net Income (Loss)	(14,542)	(66,482)

Revenues

Our revenues for the three months ended March 31, 2009 were US $490,547, a significant increase compared to revenues of US $0 for the three months ended March 31, 2008. Unlike the first quarter of 2008, during the first quarter of 2009 we began selling our DAR-related products, such as the Yisheng Capsule, which accounts for this increase.

Cost of Sales; Gross Profit

Cost of sales includes expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor costs. Our cost of sales for the three months ended March 31, 2009 was US $364,281, or approximately 74% of revenues. No revenues were earned during the three months ended March 31, 2008 and consequently the cost of sales for such period was US $0. As discussed above, unlike during the first quarter of 2008, we received revenues from sales in the first quarter of 2009, thus increasing cost of sales accordingly.

Gross profit for the three months ended March 31, 2009 was US $126,267. No profit was earned from operations for the three months ended March 31, 2008.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 increased by approximately 56% to US $125,887 from US $80,878 for the three months ended March 31, 2008. The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses, which totaled US $48,633. SG&A increased to US $98,464 for the three months ended March 31, 2009 compared to US $68,445 for the three months ended March 31, 2008. The increase is primarily due to the increased expenses relating to the research, development and sales of our DAR-related products, specifically the Yisheng Capsule. Additionally, interest expense for the three months ended March 31, 2009 increased to US $27,423 from $12,433 for the three months ended March 31, 2008.

Other Income/Expense

We received $2,005 in other income during the three months ended March 31, 2009. This income was derived from our rent income and related tax abatement of $1,559.26 and the income from our processing of DAR of $778.93. This amount was offset by a deferred tax penalty of $332.81. During the three months ended March 31, 2008, we received $14,396 in other income, however this income was derived from one-time government grants.

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

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. For the three months ended March 31, 2009, we accrued income taxes of US $16,927. This tax expense arises due to operating income earned by our subsidiary Yinfa. Due to operating losses, we accrued no income tax during the three months ended March 31, 2008.

Net Income

We had a net loss for the three months ended March 31, 2009 of US $14,542, compared to a net loss for the three months ended March 31, 2008 of US $66,482. We had a comprehensive loss for the three months ended March 31, 2009 of US $14,862, a 56% improvement from a comprehensive loss of US $23,193 for the three months ended March 31, 2008. The improvement in our operating results for the three months ended March 31, 2009 is attributable principally to earning revenues during the first quarter of 2009 and offset primarily increases in operating expenses and a foreign currency translation loss of US $320 during the three months ended March 31, 2009, compared to a foreign currency translation gain of US $43,289 during the three months ended March 31, 2008.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were US $91,464 during the three months ended March 31, 2009, compared to cash flows provided by operating activities of US $102,776 during the three months ended March 31, 2008. The decline in cash flows during the three months ended March 31, 2009 was primarily due to a significant increase in accounts receivable and a significant decrease in accounts payable.

There were no cash flows provided by or used in investing activities during the three months ended March 31, 2009, nor was any cash provided by or used in financing activities during the period under review. During the three months ended March 31, 2008, US $45,516 was used in investing activities through the issuance of a note receivable and the disposal of property, plant and equipment and US $114,540 was used in financing activities, through the payment on a short-term note payable.

Overall, we have funded our cash needs from inception through March 31, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We have cash of US $9,713 on hand as of March 31, 2009, a decrease of US $91,784 from the beginning of the year and attributable in substantial part to a significant increase in accounts receivable and an unfavorable foreign currency translation. Currently, we have enough cash to fund our operations for about two (2) months. This is based on current cash flows from financing activities and projected revenues. If the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately US $100,000 to sustain operations through the year 2009 and each year thereafter.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this Item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

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

During the first quarter of 2009, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

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

CHINA HEALTH RESOURCE, INC.

Dated: May 15, 2009	By:	/s/ Chen, Jiang
Chen, Jiang
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2009	By:	/s/ Zhou, Yi
Zhou, Yi
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation(1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on March 12, 2009.