Form 10-Q
period 2009-06-30
CHINA HEALTH RESOURCE, INC.
filed 2009-08-19
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended: June 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-50029

CHINA HEALTH RESOURCE, INC.
(Exact name registrant as specified in its Charter)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practical date:  As of June 30, 2009, there were 154,835,717 shares of Common Stock of par value US $0.001, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this Form 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ significantly from those discussed herein due to factors, which factors may be beyond our control or ability to foresee or predict. These forward looking statements include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q.  Such factors include the demand for our products, pricing pressures on our products caused by demand and competition, delivery deadlines, customer satisfaction, our ability to generate sales and expand our customer base, impact of weather on our the growing of the plants used to make our products, seasonality of our business, possible regulation of our products by the U.S. Government, product liability exposure, operating our business in the Peoples Republic of China, currency controls and exchange rate exposure, and the other risk factors discussed in our reports filed with the Securities and Exchange Commission (“Commission”). We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
	unaudited	audited
ASSETS	June 30, 2009	December 31, 2008
CURRENT ASSETS
Cash and Cash Equivalents	$26,247	$101,497
Accounts Receivable	885,852	441,047
Note Receivable	365,030	378,054
Employee Advances	162,493	3,016
Advances to Suppliers	-	162,158
Bad Debt Provision	4,268	-
Prepaid Expenses	17,546	59,648
Inventory	66,957	264,177
TOTAL CURRENT ASSETS	1,528,393	1,409,598

FIXED ASSETS
Property, Plant, and Equipment	6,738,915	6,912,234
Accumulated Depreciation	(104,961)	(154,759)
TOTAL NET FIXED ASSETS	6,633,954	6,757,475

TOTAL ASSETS	8,162,348	8,167,073

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	196,554	238,275
Other Payables	89,662	87,678
Notes Payable Convertible Debt	3,210,994	3,500,000
Due to Shareholder	83,258	83,258
Taxes Payable	219,202	241,493
Notes Payable - Current Portion	479,960	412,773
TOTAL CURRENT LIABILITIES	4,279,630	4,563,476

LONG-TERM LIABILITIES
Notes Payable-Convertible debt	-	2,210,994
TOTAL LONG-TERM LIABILITIES		2,210,994

TOTAL LIABILITIES	4,279,630	6,774,470

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock (50,000,000 shares authorized,
0 issued and outstanding, par value $0.01)
Common stock Class A ( 500,000,000 shares authorized,
154,835,717 issued and outstanding, par value $0.001)	154,836	1,422,888
Additional paid in capital	3,642,661	(134,767)
Accumulated other comprehensive income	150,099	149,523
Retained earnings (deficit)	(64,877)	(45,042)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,882,718	1,392,603

TOTAL LIABILITIES AND EQUITY	$8,162,348	$8,167,073

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Operations
For the three and six months ended June 30, 2009 and 2008

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended June 30, 2009	ended June 30, 2008	ended June 30, 2009
REVENUES
Sales	$792,767	$234,566	$1,283,315	$234,566
Cost of Sales	659,076	154,862	1,023,357	154,862
GROSS PROFIT	133,691	79,704	259,958	79,704

OPERATING EXPENSES
Selling, General, and Administrative	130,274	(68,445)	228,738	77,511
Interest Expense	6,320	(12,433)	33,743	14,391
TOTAL OPERATING EXPENSES	136,594	(80,878)	262,481	91,903

OPERATING INCOME (LOSS)	(2,903)	160,582	(2,524)	(12,199)

OTHER INCOME / (EXPENSES)
Non-Operating Expenses	-		-	-
Government Grants	-	(14,396)	-	(229)
Other	5,248	2,682	7,253	2,682
TOTAL OTHER INCOME / (EXPENSE)	5,248	(11,714)	7,253	2,453

NET INCOME (LOSS) BEFORE TAXES	2,345	148,868	4,730	(9,746)

INCOME TAX EXPENSE	7,638	-	24,565	-

NET INCOME (LOSS)	(5,293)	148,868	(19,835)	(9,746)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	(321)	-	576	15,457

COMPREHENSIVE INCOME (LOSS)	$(5,614)	$148,868	$(19,259)	$5,711

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	111,835,717	99,288,842	105,631,984	99,288,842
Fully diluted	111,835,717	109,631,435	111,835,717	109,631,435

NET LOSS PER COMMON SHARE
Basic	**	**	**	**
Fully diluted	**	**	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the six months ended June 30, 2009 and 2008

	ended June 30, 2009	ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$(19,835)	$(114,843)
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	(49,798)	19,077
Accounts receivable	(449,072)	(72,276)
Other Receivable	380,736	(48,108)
Prepaid Expenses	42,102	65,248
Inventory	197,221	(4,022)
Notes receivable	(365,030)	-
Accounts payable and accrued liabilities	(275,857)	274,610
Other payable	11,358	-
Tax payable	(22,291)	(42,264)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(550,465)	77,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Notes Receivable	-	-
Purchase of property, plant, and equipment	173,318	(37,147)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	173,318	(37,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term-note payable	-	(150,246)
Note Payable from unrelated Party	301,291	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	301,291	(150,246)

FOREIGN CURRENCY TRANSLATION	608	58,746

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,248)	(51,224)

CASH AND CASH EQUIVALENTS:
Beginning of period	101,497	36,127
End of period	$26,249	$(15,097)

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts payable	$12,546,875	$-
Common stock issued for services	$-	$-

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Consolidated Statement of Equity (Deficit)
For the period ended June 30, 2009

							Accumulated
	Common Stock				Additional	Retained	Other
	Class A	par value	Class B	par value	Paid-in	Earnings	Comprehensive
	Shares	0.01	Shares	0.01	Capital	(Deficit)	Income	Total
Balances, December 31, 2006	63,603,604	636,036	2,000	$20	$(221,578)	$(75,894)	$15,292	$353,875

Issuance for services rendered	13,000,000	130,000			569,554			699,554
Issuance for services rendered	2,000,000	20,000			31,225			51,225
Issuance of stock due to conversion	20,685,238	206,852	(2,000)	$(20)	(206,832)	-	-	-
Issuance for services	-	-	2,000	20	2,023,101	-	-	2,023,121
Net Income(Loss) for the period						(226,048)	-	(226,048)
Other comprehensive income						-	60,825	60,825
Balances, December 31, 2007	99,288,842	$992,888	$2,000	$20	$2,195,470	$(301,942)	$76,117	$2,962,553

Issuance for lease of property	43,000,000	430,000			(365,000)			65,000
Cancellation of Class B common stock			(2,000)	$(20)	(1,965,236)			(1,965,256)
Net Income(Loss) for the period						$256,900		256,900
Other comprehensive income							$73,406	73,406
Balances, December 31, 2008	142,288,842	1,422,888	-	-	$(134,767)	$(45,042)	$149,523	$1,392,603

Conversion of Long-term Debt	12,546,875	125,469			2,383,906			2,509,375
Par value changes from $0.01 to $0.001		(1,393,521)			1,393,521			-
Net Income(Loss) for the period						(19,835)		(19,835)
Other comprehensive income							576	576
Balance, June 30, 2009	154,835,717	$154,836	-	-	$3,642,661	$(64,877)	$150,099	$3,882,718

The accompanying notes are an integral part of these financial statements.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the 6 months ended June 30, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of  June 30, 2009 and the results of operations for the Six months ended June 30, 2009 and 2008.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the Six months ended June 30, 2009, as filed on Form 10-QSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2008 Annual Report on Form 10-KSB. Our results for the six months ended June 30, 2009 may not be indicative of our results for the twelve months ended December 31, 2008.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation, but does not expect the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the 6 months ended June 30, 2009 and 2008

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly . FSP No. SFAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. SFAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 157-4 will have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2”). FSP No. SFAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and non-credit components of impaired debt securities that are not expected to be sold. FSP No. SFAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 115-2 will have a material effect on its financial statements.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2009 and 2008 is summarized as follows:

Cash paid during the six months ended June 30, 2009 and 2008 for interest and income taxes:

	June 30, 2009	June 30, 2008

Income Taxes	$(24,565)	-
Interest	$(33,743)	-

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO AUDITED FINANCIAL STATEMENTS
For the 6 months ended June 30, 2009 and 2008

NOTE C - GOING CONCERN

As shown in the accompanying audited financial statements, the Company has a deficit book value and a negative cash flow from operations that have placed a doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and increase sales.  In terms of operating profit and cash flow analysis, the Company’s operating profit and cash flow are relatively worsen compare to the previous quarter mainly due to the increase of account receivable. In the future, the Company will launch a sales promotion plan which will give the advantage to the Company’s profit level.

NOTE D – SUBSEQUENT EVENT

On July 30, 2009, the Company agreed to terminate the following agreement or instruments: (1) Contract of Lease of Property entered into between CHRI and Trustee, dated December 19, 2008, with respect to the 3,262 acres of leased forest area property; and (2) the Amended and Restated Convertible Promissory Note, issued on January 21, 2009, as rent for the Lease Property. In connection with the termination of the Lease Property and Note, the 12,605,615 shares of Class A Common Stock of CHRI issued to the Trustee, on March 30, 2009, are hereby being withdrawn and cancelled.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included in Item 1 of this report and is qualified in its entirety by the foregoing.

General

All references in this Quarterly Report on Form 10-Q to the “Company,” “CHRI,” the “Registrant,” “we,” “us” or “our” are to China Health Resource, Inc., a Delaware corporation.  These terms also refer, where context requires, to our subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yinfa”), acquired in August 2006. “RMB” refers to renminbi, the official currency of China.  The currency symbol for RMB is “¥.”

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

In May 2005, we applied for and obtained Good Agricultural Practice of Medical Plants and Animals certification (“GAP”) for DAR by Chinese State Food and Drug Administration, in cooperation with Sichuan Yinfa Resource Development Group Co. Ltd., our affiliate (“Yinfa Resource”). The standards which must be met to obtain certification include the study of our environment quality, seed quality, minimum pesticides, and fertilizer. These standards were adopted by the Chinese State Food and Drug Administration. Our GAP project involves approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of fields run by companies we have hired, all of which passed inspection by the Chinese State Food and Drug Administration, or “SFDA,” on February 26, 2006.  The GAP certificate has been issued in name of our partner Yinfa Resource. GAP certification means that our planning, quality, and manufacturing of DAR have met the requisite high and certifiable standards of SFDA.  We do not have and are not currently required to obtain approval from the U.S. Food and Drug Administration for DAR.

In 2007, Yinfa contracted with the Sichuan Province Suining City DAR Association (“Association”) and received the exclusive rights to the “Suining Sichuan Angelic” certified trademark from the Chinese State Administration of Industry and Commerce through December 13, 2016.  As holder of the rights to the trademark, Yinfa is entitled to receive a management fee of 1 RMB (or approximately US $0.14) per kilogram of DAR (including packaging fees) from any user of the trademark, of which 60% may be used by Yinfa for further development and investment of its DAR business and the remaining 40% must be paid to the Association for related expenses.  In addition, Yinfa is entitled to receive 100% of the revenue stream from the use of the DAR trademark through December 13, 2016 and 95% of the revenue stream thereafter.  There are approximately 235 regional certification trademarks in China, including 65 for natural resources, of which over 20 are for natural herb resources.

We believe our business model will help facilitate the process of growing and commercializing DAR, research and development and sales and marketing.  Our current DAR-related products include the Bailing Capsule, Yisheng Capsule, Kimchee-Mate and Fragrant Bag, all of which have been certified by the SFDA and are being sold into the market via regional distributors throughout China.  We will continue to explore the development and addition of DAR in a range of foods, medicines and cosmetics. In addition, we continue to consider and explore opportunities to expand our current asset base and product offerings to increase our revenues and enhance shareholder value.  These opportunities may include, but are not limited to, acquisitions or in-licensing of additional products and the combination or merger of Yinfa with other Chinese companies in synergistic or complementary industries.

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the fiscal quarterly period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full fiscal year 2009 or the future.

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

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Balance Sheet

Our total assets at June 30, 2009 were US $8,162,348 compared to US $8,167,073 at December 31, 2008.  Our total liabilities were US $4,279,630 at June 30, 2009 compared to US $6,774,470 at December 31, 2008, principally due to a decrease in our current liabilities for our convertible note payable.  As a result, net assets for the period under review have increased from US $4,006,105 at June 30, 2008 to US $8,162,348 at June 30, 2009.

Balance Sheet	June 30, 2009	June 30, 2008
Total Assets	$8,162,348	4,006,105
Total Liabilities	4,279,630	1,061,036
Net Assets	3,882,718	2,945,069

Results of Operations

Profit/Loss	For the Six Months Ended
	June 30, 2009	June 30, 2008
Operating Income (Loss)	(2,524)	(12,199)
Net Income (Loss) Before Tax	4,730	(9,746)
Corp. Income Tax	(24,565)	-
Net Income (Loss)	(19,835)	(9,746)

Revenues

Our revenues for the six months ended June 30, 2009 were US $1,283,315, a significant increase compared to revenues of US $234,566 the six months ended June 30, 2008.  Unlike the first quarter of 2008, during the first quarter of 2009 we began selling our DAR-related products, such as the Yisheng Capsule, which accounts for this increase.

Cost of Sales; Gross Profit

Cost of sales includes expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor costs. Our cost of sales for the six months ended June 30, 2009 was US $1,023,357, or approximately 83% of revenues, compared to US $154,862 for the six months ended June 30, 2008, or approximately 66%.  Revenues earned during the six months ended June 30, 2009 was US $1,283,315, which significantly increased compared to US$234,566 for the six months ended June 30, 2008.  As discussed above, unlike during the second quarter of 2008, we received increased revenues from sales in the second quarter of 2009, thus increasing cost of sales accordingly.

Gross profit for the six months ended June 30, 2009 was US $259,958, compared to US $79,704 for the six months ended June 30, 2008.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 increased by approximately 40% to US $262,481 from US $91,903 for the six months ended June 30, 2008.  The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses, which totaled US $228,738.  SG&A increased to US $228,738 for the six months ended June 30, 2009 compared to US $77,511 for the six months ended June 30, 2008.  The increase is primarily due to the increased expenses relating to the research, development and sales of our DAR-related products, specifically the Yisheng Capsule.  Additionally, interest expense for the six months ended June 30, 2009 increased to US $33,743 from $14,391 for the six months ended June 30, 2008.

Other Income/Expense

We received US $7,253 in total other income / expenses during the six months ended June 30, 2009, compared to US $2,682 during the six month period ended June 30, 2008.

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

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate.  For the six months ended June 30, 2009, we accrued income taxes of US $24,565.  This tax expense arises due to operating income earned by our subsidiary Yinfa. Due to operating losses, we accrued no income tax during the six months ended June 30, 2008.

Net Income

We had a net loss for the six months ended June 30, 2009 of US $19,835, compared to a net loss for the six months ended June 30, 2008 of US $9,746.  We had a comprehensive loss for the six months ended June 30, 2009 of US $19,259, compared to a comprehensive gain of US $5,711 for the six months ended June 30, 2008.  The improvement in our operating results for the six months ended June 30, 2009 is attributable principally to earning revenues during the first and second quarter of 2009 and offset primarily increases in operating expenses and a foreign currency translation gain of US $576 during the six months ended June 30, 2009, compared to a foreign currency translation gain of US $15,457 during the six months ended June 30, 2008.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure.  However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were US $550,465 during the six months ended June 30, 2009, compared to cash flows provided by operating activities of US $77,423 during the six months ended June 30, 2008.  The significant increase in cash flows during the six months ended June 30, 2009 was primarily due to a significant decrease in accounts receivable and a significant increase in accounts payable.

Cash flows provided by investing activities during the six months ended June 30, 2009 of US $173,318 , compared to cash flows used in investing activities during the six months ended June 30, 2008 of US $37,147.  During the six months ended June 30, 2009 of US $249,58 was used in investing activities through the purchasing property, plant and equipment and US $301,291 was used in financing activities.”

Overall, we have funded our cash needs from inception through June 30, 2009 with a series of debt and equity transactions, primarily with related parties.  If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions.  Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We have cash of US $26,247 on hand as of June 30, 2009, a decrease of US $101,497 from the beginning of the year and attributable in substantial part to a significant decrease in accounts receivable and an unfavorable foreign currency translation.  Currently, we have enough cash to fund our operations for about two (2) months.  This is based on current cash flows from financing activities and projected revenues.   If the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.  Our current level of operations would require capital of approximately US $100,000 to sustain operations through the year 2009 and, based on current working capital needs, US $100,000 for each year thereafter.

On a long-term basis, our liquidity is dependent on continuation and expansion of our operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. Modifications to our business plans may require additional capital for us to operate.  For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.  If we are unable to raise sufficient working capital through equity and/or debt funding, or attain sufficient cash flow to cover our working capital needs or reduce our working capital needs, then we may be unable to continue operations after fiscal year 2009.  See “Note C – Going Concern” above.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements.

Subsequent Events

As previously reported on a Form 8-K, dated  July 30, 2009, and filed with the Commission on August 11, 2009, the Company terminated: (1) Contract of Lease of Property entered into between CHRI and Trustee, dated December 19, 2008 (the “Lease Property”), with respect to the 3,262 acres of leased forest area property, license number B5103185981, located in Heiwengtang Valley, Xianping Forstry, Pingwu County, Mianyang City, Sichuan Province, the People’s Republic of China; and (2) the Amended and Restated Convertible Promissory Note (the “Note”), issued on January 21, 2009 and effective as of December 31, 2008, as rent for the Lease Property.  In connection with the termination of the Lease Property and Note, the 12,605,615 shares of Class A Common Stock of CHRI issued to a third party on March 30, 2009, are hereby being withdrawn and cancelled.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as disclosed in the Form 10-K for the fiscal year ending December 31, 2009).  We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2.       UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH RESOURCE, INC.

Dated: August 17, 2009	By: /s/ Jiang Chen
Jiang Chen
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 17, 2009	By: /s/ Yi Zhou
Yi Zhou
Chief Financial Officer and Director

CHINA HEALTH RESOURCE, INC.
(the “Registrant”)
(Commission File No. 000-50029)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2009

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X