Form 10-Q
period 2009-09-30
CHINA HEALTH RESOURCE, INC.
filed 2009-11-23
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the Quarterly Period ended: September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2009:  99,288,894 shares of Common Stock of par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this Form 10-Q Report under the Securities Exchange Act of 1934, as amended, ("Exchange Act") contains forward-looking statements that involve risks and uncertainties.  The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q Report.  We base our forward-looking statements on information currently available to us, and we assume no obligation to update them,  except as required by law. Statements contained in this Form 10-Q Report that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995, as amended.

PART I. FINANCIAL INFORMATION

Page
ITEM 1.	FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

	Unaudited Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	F-1
	Unaudited Consolidated Statements of Operations for the Nine Months ended September 30, 2009 and 2008	F-2
	Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2009 and 2008	F-3
	Notes to Unaudited Consolidated Financial Statements for the Nine months ended September 30, 2009 and 2008	F-4

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year or in the future.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Balance Sheets
As of The Nine Months Ended September 30, 2009 and 2008

ASSETS	September 30, 2009	December 31, 2008
CURRENT ASSETS
Cash and Cash Equivalents	$14,561	$101,497
Accounts Receivable	1,211,190	441,047
Note Receivable	365,185	378,054
Employee Advances	16,128	3,016
Advances to Suppliers	-	162,158
Prepaid Expenses	(0)	59,648
Inventory	120,219	264,177
TOTAL CURRENT ASSETS	1,727,283	1,409,598

FIXED ASSETS
Property, Plant, and Equipment	968,962	6,912,234
Accumulated Depreciation	(115,233)	(154,759)
TOTAL NET FIXED ASSETS	853,729	6,757,475

TOTAL ASSETS	2,581,011	8,167,073

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	199,554	238,275
Other Payables	161,570	87,678
Note Payable -Convertible Debt	-	3,500,000
Due to Shareholder	83,258	83,258
Taxes Payable	227,761	241,493
Notes Payable - Current Portion	413,111	412,773
TOTAL CURRENT LIABILITIES	1,085,254	4,563,476

LONG-TERM LIABILITIES
Notes Payable-Convertible debt	-	2,210,994
TOTAL LONG-TERM LIABILITIES	-	2,210,994

TOTAL LIABILITIES	1,085,254	6,774,470

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
99,288,894 issued and outstanding, par value $0.01)	992,889	1,422,888
Common stock Class B ( 8,344 shares authorized,
0 issued and outstanding, par value $0.01)	-	-
Additional paid in capital	210,981	(134,767)
Accumulated other comprehensive income	189,030	149,523
Retained earnings (deficit)	102,858	(45,042)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,495,757	1,392,603

TOTAL LIABILITIES AND EQUITY	$2,581,011	$8,167,073

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Operations
For the period Ended September 30, 2009 and 2008

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
REVENUES
Sales	1,535,111	$625,656	$2,818,426	$860,222
Cost of Sales	1,266,501	390,679	2,289,858	$545,541
GROSS PROFIT	268,610	234,977	528,568	$314,681

OPERATING EXPENSES
Selling, General, and Administrative	111,764	121,711	340,502	$267,667
Financial Expense		-
Interest Expense	(15,177)	4,654	18,566	$31,479
Distribution Costs	-	-	-	$-
TOTAL OPERATING EXPENSES	96,587	126,365	359,068	299,146

OPERATING INCOME (LOSS)	172,023	108,612	169,500	$15,535

OTHER INCOME / (EXPENSES)
Non-Operating Expenses	-	-	-	$-
Government Grants	-	14,315	-	$14,315
Other	1	12	7,254	$2,695
TOTAL OTHER INCOME / (EXPENSE)	1		7,254	17,009
		-
NET INCOME (LOSS) BEFORE TAXES	172,024	122,939	176,754	32,544

INCOME TAX EXPENSE	2	-	24,567	$-
		-
NET INCOME (LOSS)	172,022	122,939	152,187	$32,544

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	15,426	14,824	16,002	$73,570

COMPREHENSIVE INCOME (LOSS)	187,448	$123,436	$168,189	$106,114

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	99,288,842	99,288,842	99,288,842	99,288,842
Fully diluted	99,288,842	109,631,435	99,288,842	109,631,435

NET LOSS PER COMMON SHARE
Basic			**	**
Fully diluted			**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the period Ended September 30, 2009 and 2008

	For the nine months ended September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$152,186	$32,544
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	25,474	31,269
Accounts receivable	(770,146)	(188,597)
Other Receivable	149,047	(506)
Prepaid Expenses	59,648	97,872
Inventory	143,958	(64,340)
Accounts payable and accrued liabilities	(38,721)	3,706
Other payable	74,230	84,952
Tax payable	(13,732)	(28,645)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(218,055)	(31,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Notes Receivable	12,869	-
Proceeds from sale of property and equipment	102,248
Purchase of property, plant, and equipment	-	(48,597)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	115,117	(48,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term-note payable	-	(116,081)
Proceeds from issuance of short-term note	-	147,278
Proceeds from note receivable
Proceeds from shareholder loan	-	-
Payments on short-term-note payable	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	31,197

FOREIGN CURRENCY TRANSLATION	16,002	73,570

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,936)	24,425

CASH AND CASH EQUIVALENTS:
Beginning of period	101,497	36,127
End of period	$14,561	$60,552

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts payable	$-	$-
Common stock issued for services	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2009 and the results of operations for the Nine months ended September 30, 2009 and 2008.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the Nine months ended June 30, 2009, as filed on Form 10-Q.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2008 Annual Report on Form 10-K.  Our results for the nine months ended September 30, 2009 may not be indicative of our results for the twelve months ended December 31, 2009.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the nine months ended September 30, 2009 and 2008

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a non-controlling interest exceeds the book value at the time of buyout.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2009 and 2008

The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited.  The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2009 and 2008 is summarized as follows:

Cash paid during the nine months ended September 30, 2009 and 2008 for interest and income taxes:

	9/30/2009	9/30/2008

Income Taxes	$-	-0-
Interest	$-	-0-

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2009 and 2008

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

NOTE D – NOTE PAYABLE

On July 30, 2009, the Company agreed to terminate the following agreement or instruments: (1) Contract of Lease of Property entered into between CHRI and Trustee, dated December 19, 2008, with respect to the 3,262 acres of leased forest area property; and (2) the Amended and Restated Convertible Promissory Note, issued on January 21, 2009, as rent for the Lease Property. In connection with the termination of the Lease Property and Note, the 43,000,000 shares of Class A Common Stock of CHRI issued to the Trustee, are hereby being withdrawn and cancelled.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included in Item 1 of this report and is qualified in its entirety by the foregoing.

Forward Looking Statements

Certain statements in this report on Form 10-Q for the fiscal quarter ending September 30, 2009, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements, are “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that are subject to certain events, risks and uncertainties that may be outside our control.  The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our ability to successfully develop, manufacture and deliver Dahurian Angelica Root and related products on a timely basis and in the prescribed condition, evolving standards in the Traditional Chinese Medicine industry, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to raise sufficient capital in order to effectuate our business plan, our ability to find and retain skilled personnel and key executives, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the “Commission”).

There may be events in the future that we are unable to accurately predict or control, including weather conditions and other natural disasters which may affect demand for our products, and the product–development and marketing efforts of our company and our competitors. Examples of these events are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under “Risk Factors.”

Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents the Company files from time to time with the SEC, particularly its Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, Current Reports on Form 8-K and all amendments to those reports.

General

All references in this Quarterly Report on Form 10-Q to the “Company,” “CHRI,” the “Registrant,” “we,” “us” or “our” are to China Health Resource, Inc., a Delaware corporation.  These terms also refer, where context requires, to our subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yinfa”), and acquired by us in August 2006.

We were incorporated in the State of Delaware on February 26, 2002.  In June and July 2002, we acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of shares of the Company with shareholders of VDL ("Plan of Exchange").  On June 13, 2006, we, as the acquirer, executed a Plan of Exchange with Yinfa (acquiree), the shareholders of Yinfa and the Company’s then majority shareholders, pursuant to which we issued 30,000,000 (post-split) new shares of our Class A Common Stock to the Yinfa shareholders in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Regulation S thereunder, in exchange for all of their shares of registered capital of Yinfa. As a result, Yinfa became our wholly-owned subsidiary.  Yinfa was founded on April 24, 2001, with registered capital of US $125,500 (RMB 1,000,000) and total assets of US $1,475,795.  Yinfa’s business incorporates a self-owned production base and a network of DAR (as defined below) associates, farmers and research and development affiliates.  The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.  We disposed of VDL on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, our former president.  On May 21, 2007, we changed our name to "China Health Resource, Inc." to more accurately reflect our business operations.

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

In May 2005, we applied for and obtained Good Agricultural Practice of Medical Plants and Animals (“GAP”) certification in China for DAR, in cooperation with Sichuan Yinfa Resource Development Group Co. Ltd., our affiliate (“Yinfa Resource”).  The standards which must be met to obtain certification include the study of our environment quality, seed quality, minimum pesticides, and fertilizer.  These standards were adopted by the Chinese State Food and Drug Administration ("SFDA").  Our GAP project involves approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of fields run by companies we have hired, all of which passed inspection by the Chinese State Food and Drug Administration, or SFDA, on February 26, 2006.  The GAP certificate has been issued in name of our partner Yinfa Resource. GAP certification means that our planning, quality, and manufacturing of DAR have met the requisite high and certifiable standard of SFDA.

In 2007, Yinfa contracted with the Sichuan Province Suining City DAR Association (“Association”) and received the exclusive trademark rights to the “Suining Sichuan Angelic” certified trademark from the Chinese State Administration of Industry and Commerce through December 13, 2016.  As holder of the rights to the trademark, Yinfa is entitled to receive a management fee of 1RMB (or approximately US $0.14) per kilogram of DAR (including packaging fees) from any user of the trademark, of which 60% may be used by Yinfa for further development and investment of its DAR business and the remaining 40% must be paid to the Association for related expenses.  In addition, Yinfa is entitled to receive 100% of the revenue stream from the use of the DAR trademark through December 13, 2016 and 95% of the revenue stream thereafter.  There are approximately 235 regional certification trademarks in China, including 65 for natural resources, of which over 20 are for natural herb resources.

We believe our business model will help facilitate the process of growing and commercializing DAR, research and development, sales and marketing.  Our current DAR-related products include the Bailing Capsule, Yisheng Capsule, Kimchee-Mate and Fragrant Bag, all of which have been certified by the  SFDA and are being sold into the market via regional distributors throughout China.  We will continue to explore the development and addition of DAR in a range of foods, medicines and cosmetics. In addition, we continue to consider and explore opportunities to expand our current asset base and product offerings to increase our revenues and enhance shareholder value.  These opportunities may include from time to time and in addition to other means of efforts to grow our business, but are not limited to, possible acquisitions or in-licensing of additional products and the combination or merger of Yinfa with other Chinese companies in synergistic or complementary industries.  Our ability to consummate any acquisitions will depend on available resources, market price of our common stock and other factors customary and usual to acquisitions, including the availability of affordable financing and funding for such acquisitions or post-acquisition business development.

Seasonality

Our business is subject to seasonal fluctuations. DAR is planted during the winter months and is suitable for harvest beginning in the summer.  The prime season for annual DAR harvest and resulting sales is typically from July through October, subject to climate conditions.  As a result, we typically enter into contracts with farmers during the first quarter of the fiscal year for the purchase of raw DAR.  We then typically process the harvested DAR and sell products to our customers during the second half of the fiscal year.  Consequently, our revenues are received primarily in the second half of the fiscal year.

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Results of Operations for the Nine Months Ended September 30, 2009

Balance Sheet

Our total assets at September 30, 2009 were US $2,581,011 compared to US $8,167,073 at December 31, 2008.  Our total liabilities were US $1,085,254 at September 30, 2009 compared to US $6,774,470 at December 31, 2008, principally due to a decrease in our current liabilities for our convertible note payable.  As a result, net assets for the period under review have increase from US $1,392,603 at December 31, 2008 to US $1,495,757 at September 30, 2009.

Balance Sheet	September 30, 2009	December 31,, 2008
Total Assets	$2,581,011	$8,167,073
Total Liabilities	1,085,254	6,774,470
Net Assets	1,495,757	1,392,603

Results of Operations

Profit/Loss	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Operating Income (Loss)	$169,500	$15,535
Net Income (Loss) Before Tax	176,754	32,544
Corp. Income Tax	24,567	-
Net Income (Loss)	152,187	32,544

Revenues

Our revenues for the nine months ended September 30, 2009 were US $2,818,426 an increase compared to revenues of US $860,222 the nine months ended September 30, 2008.  Unlike the first quarter of 2008, during the first quarter of 2009 we began selling our DAR-related products, such as the Yisheng Capsule, which accounts for this increase.

Cost of Sales; Gross Profit

Cost of sales includes expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor costs. Our cost of sales for the nine months ended September 30, 2009 was US $2,289,858, or approximately 81% of revenues, compared to US $545,541 for the nine months ended September 30, 2008, or approximately 63%.  Revenues earned during the nine months ended September 30, 2009 was US $528,568, which significantly increased compared to US$314,681 for the nine months ended September 30, 2008.  As discussed above, unlike during the third quarter of 2008, we received increased revenues from sales in the third quarter of 2009, thus increasing cost of sales accordingly.

Gross profit for the nine months ended September 30, 2009 was US $528,568, compared to US $314,681 for the nine months ended September 30, 2008.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 increased by approximately 20% to US $359,068 from US $299,146 for the nine months ended September 30, 2008.  The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses, which totaled US $340,502.  SG&A increased to US $340,502 for the nine months ended September 30, 2009 compared to US $267,667 for the nine months ended September 30, 2008.  The increase is primarily due to the increased expenses relating to the research, development and sales of our DAR-related products, specifically the Yisheng Capsule.  Additionally, interest expense for the nine months ended September 30, 2009 decreased to US $18,566 from $31,479 for the nine months ended September 30, 2008.

Other Income/Expense

We received US $7,254 in total other income / expenses during the nine months ended September 30, 2009, compared to US $17,009 during the nine month period ended September 30, 2008.

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

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate.  For the nine months ended September 30, 2009, we accrued income taxes of US $24,567.  This tax expense arises due to operating income earned by our subsidiary Yinfa. Due to operating losses, we accrued no income tax during the nine months ended September 30, 2008.

Net Income

We had a net loss for the nine months ended September 30, 2009 of US $152,187, compared to a net income for the nine months ended September 30, 2008 of US $32,544.  We had a comprehensive net income for the nine months ended September 30, 2009 of US $168,189, compared to a comprehensive gain of US $106,114 for the nine months ended September 30, 2008.  The improvement in our operating results for the nine months ended September 30, 2009 is attributable principally to earning revenues during the first and second quarter of 2009 and offset primarily increases in operating expenses and a foreign currency translation gain of US $16,002 during the nine months ended September 30, 2009, compared to a foreign currency translation gain of US $73,570 during the nine months ended September 30, 2008.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure.  However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were US $218,055 during the nine months ended September 30, 2009, compared to cash flows provided by operating activities of US $31,745 during the nine months ended September 30, 2008.  The significant increase in cash flows during the nine months ended September 30, 2009 was primarily due to a significant increase in accounts receivable

Cash flows provided by investing activities during the nine months ended September 30, 2009 was US $115,117, compared to cash flows used in investing activities during the nine months ended September 30, 2009 of US $48,597.  During the nine months ended September 30, 2009, US $102,248 was provided investing activities through the sale of property, plant and equipment and US $-0- was used in financing activities, through the payment on a capital contribution.

Overall, we have funded our cash needs from inception through September 30, 2009 with a series of debt and equity transactions, primarily with related parties.  If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions, which funding may not be available under current economic conditions or available on affordable terms and conditions. Our related parties are under no legal obligation to provide us with capital infusions.  Failure to obtain such financing could have a material adverse effect on operations and financial condition.
We have cash of US $14,561 on hand as of September 30, 2009, a decrease of US $86,936 from the beginning of the year and attributable in substantial part to a significant decrease in accounts receivable and an unfavorable foreign currency translation.  Currently, we have enough cash to fund our operations for about two (2) months.  This is based on current cash flows from financing activities and projected revenues.   If the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.  Our current level of operations would require capital of approximately US $100,000 to sustain operations through the year 2009 and each year thereafter.

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

PRC Risks

Substantially all of the Company’s business operations are conducted in China and governed by Chinese laws and regulations. Because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties.

The Chinese government imposes controls on the convertibility of Chinese currency, or “RMB,” into foreign currencies and, in certain cases, the remittance of currency out of China.  We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency.  Under existing Chinese foreign exchange regulations, payment of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements.  However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.  The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

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

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans.  We manage the processing and DAR distribution business to retail consumers and wholesale buyers.  Subject to sufficient cash flow from operations or funding, we plan to strengthen our position in these markets and to expand our operations through aggressively marketing our products and our concept.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and we are not required to provide the information under this item.

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

During the third quarter of 2009, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.  The Company conducts periodic evaluation of its internal controls to enhance, where necessary, its procedures and controls.

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

CHINA HEALTH RESOURCE, INC.

Dated: November 23, 2009	By: /s/ Jaing Chen
Jiang Chen
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 23, 2009	By: /s/ Yi Zhou
Zhou, Yi
Chief Financial Officer and Director (Principal Financial Officer)

CHINA HEALTH RESOURCE, INC.
(the “Registrant”)
(Commission File No. 000-50029)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2009

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