Form 10-K
period 2009-12-31
CHINA HEALTH RESOURCE, INC.
filed 2010-04-15
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
For the transition period from ________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of December 31, 2009, there were 142,288,894 shares of the registrant’s Class A Common Stock, par value $0.01, issued and outstanding, of which approximately 76,965,906 are held by non-affiliates of the registrant, and none of the registrant’s Class B Common Stock, par value $0.01, issued and outstanding.  The aggregate market value of securities held by non-affiliates is approximately $384,830 as of June 30, 2009, based upon the registrant’s closing bid price as quoted on the OTC Bulletin Board on June 30, 2009, of $0.005 per share.

Information related to our company, including certain reports filed with or furnished to the SEC, are available through our website (www.chriglobal.com).  We are not including any information on our website as part of, or incorporating it by reference into, our Form 10-K.

CHINA HEALTH RESOURCE, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2009

Explanatory Notes

In this Annual Report on Form 10-K, China Health Resource, Inc. is sometimes referred to as the “Company”, “we”, “our” or “China Health Resource, Inc.” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

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

All references in this Form 10-K to the “Company,” “CHRI,” the “Registrant,” “we,” “us” or “our” are to China Health Resource, Inc., a Delaware corporation.  These terms also refer, where context requires, to our subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yinfa”), acquired in August 2006.  All references in this Form 10-K to the “PRC” are to the Peoples’ Republic of China.

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

No.	Ingredient		GAP DAR
1	Water		<12.0%
2	Ash		<6.0%
3	Insoluble Acid		<2.0%
4	Heavy Metal	Lead	<5.0mg/kg
		Cadmium	<0.3mg/kg
		Mercury	<0.2mg/kg
		Arsenic	<2.0mg/kg
5	Pesticide	Residue Benzene hexachloride (BHC)	<2%
		Gesarex	<2%
		Terrachlor	<1%
6	Microbes	Virus	<30000unit/g
		Mucedine	<100 unit/g
		Colibacillus	N/A
7	Extract		>14.0%
8	Imperatorin & Alloisoimperatorin		>0.16%
9	Total Coumarin		>0.5%

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

Employees

As of December 31, 2009, we had 200 full-time employees. There are 35 managers. There are 126 which have college undergraduate degrees. There are 32 specialists in researching and development, of which 9 have doctorate degrees.  All employees are working in our subsidiary located in China.

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

Research and Development

Our annual research and development expenses for the years ending December 31, 2009 and 2008 were approximately $1 million per year.

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

Leased Property

We lease our warehouse of approximately 2,600 square feet.  Under the new lease for the year ending December 31, 2009, we pay approximately $1,791 per year.  We renew our lease on a year to year basis, automatically, unless notice is given by one of the parties.

We lease farm land of approximately 861,543 square feet from a cooperative of farmers.  We renewed our lease in March 2008, and under the new terms of the lease, we pay approximately $7,522 per year.  The lease expires August 31, 2017, unless notice is given by one of the parties.

Land Use Rights

On December 19, 2008, the Company and Mr. Lei Guo, as Trustee, on behalf of Sichuan Yinfa Resources Development Co., Ltd, the Trustor , pursuant to  a Property Trust Agreement made under the PRC trust and contract laws, and other applicable PRC laws and regulations , entered into a  Contract of Lease of Property, pursuant to PRC contract law, leasing for the Company  approximately 3,262 acres located in Heiwengtang Valley, Xianping Forestry, Pingwu County, Mianyang City, Sichuan Province, People’s Republic of China (the “Property”). The Company planned to use the Property for commercial uses to expand its business. The lease period commenced December 30, 2008 and was to expire on December 30, 2038.  The total fixed rent for the full lease period was US$5,775,994 for the full lease term. Pursuant to the Contract of Lease of Property, the Company agreed to pay US$5,710,994 by issuing a “Form of  Convertible Promissory Note” in the principal sum of US$5,710,994, along with annual interest at the rate of one and one-half percent (1.5%), per annum. Pursuant to the terms of the Form of Convertible Promissory Note, the principal amount and all accrued, but unpaid interest, automatically converted in four (4) tranches, on the dates (“Conversion Dates”) set forth in Convertible Promissory Note (each a “Mandatory Conversion”) into shares of the Company’s Class A Common Stock, at a conversion price equal to the closing bid price per share for the Class A Common Stock, as quoted on the OTC Bulletin Board or, if the Class A Common Stock is listed on a National Securities Exchange, at the closing price per share.  In each case, the conversion price was to be determined, on the date, five (5) days prior to the applicable Conversion Date (the “Conversion Price”).  The Mandatory Conversions were to be implemented as following:

(1)	On March 30, 2009, outstanding principal in the amount of $2,000,000, plus accrued and unpaid interest to the date of conversion;

(2)	On December 30, 2009, outstanding principal in the amount of $1,000,000, plus accrued and unpaid interest to the date of conversion;

(3)	On March 30, 2010, outstanding principal in the amount of $1,000,000, plus accrued and unpaid interest to the date of conversion; and

(4)	On December 30, 2010, the balance of the outstanding principal in the amount of $1,710,994, and unpaid interest to the date of conversion.

The Company paid the remaining balance of $65,000, by issuing 43,000,000 shares of the Company’s Class A Common Stock to the Trustee on behalf of the Trustor, on December 30, 2008 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Regulation S thereunder.

On January 21, 2009, the Company and Mr. Lei Guo, the Trustee, on behalf of the Trustor, agreed to amend and restate the Convertible Promissory Note by revising the terms of the conversion mechanism in the Convertible Promissory Note – the remaining terms and conditions of the Convertible Promissory Note remained unaffected by the amendment.  The amendments were reflected in an Amended and Restated Convertible Promissory Note (the “Note”).  Pursuant to the Note, the Conversion Price was amended into a fixed price, set forth in the terms of the Note, and the terms of the Mandatory Conversion were amended as follows:

(1)	On March 30, 2009, outstanding principal in the amount of $2,500,000, plus accrued but unpaid interest to the date of conversion, at the Conversion Price of $0.20 per share of the Common Stock;

(2)	On December 30, 2009, outstanding principal in the amount of $1,000,000, plus accrued but unpaid interest to the date of conversion, at the Conversion Price of $0.40 per share of the Common Stock;

(3)	On March 30, 2010, outstanding principal in the amount of $1,000,000, plus accrued but unpaid interest to the date of conversion, at the Conversion Price of $1.00 per share of the Common Stock; and

(4)
On December 30, 2010, the balance of the outstanding principal in the amount of $1,210,994, plus accrued but unpaid interest to the date of conversion, at the Conversion Price of $1.50 per share of the Common Stock.

On March 30, 2009, the outstanding principal in the amount of $2,500,000, plus the accrued and unpaid interest automatically converted at the Conversion Price of US $0.20 per share into 12,605,615 shares of the Company’s Class A Common Stock for the Trustee, pursuant to the terms of the Note.  The Note and the Common Stock were issued in reliance upon an exemption from the registration requirements of the U.S. Securities Act of 1933, as amended, in accordance with Regulation S.

Effective July 30, 2009, the Company and Mr. Lei Guo, the Trustee, on behalf of Sichuan Yinfa Resource Co., Ltd, the Trustor, agreed to terminate the Note, issued on January 21, 2009.  In connection with the termination of the Lease Property and Note, effective July 30, 2009, the 12,605,615 shares of the Company’s Class A Common Stock issued to the Trustee, on March 30, 2009, were withdrawn and cancelled, but the Trustee was allowed to retain the 43,000,000 shares of the Common Stock issued December 30, 2008.

Mr. Jianyin Wang is the controlling shareholder of Sichuan Yinfa Resource and the President and Director of the Company.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “CHRI” since June 22, 2004.  The range of closing high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

FYE 2008	High	Low
1/1/08 – 3/31/08	$0.200	$0.01
4/1/08 – 6/30/08	$0.024	$0.003
7/1/08 – 9/30/08	$0.008	$0.0012
10/1/08 – 12/31/08	$0.004	$0.001

FYE 2009	High	Low
1/1/09 – 3/31/09	$0.0045	$0.0035
4/1/09 – 6/30/09	$0.0050	$0.0045
7/1/09 – 9/30/09	$0.0055	$0.0055
10/1/09 – 12/31/09	$0.0076	$0.0060

Holders

As of March 12, 2010, there were approximately 5,187 holders of record of our Class A Common Stock and 142,288,894 shares issued and outstanding.  There were no holders of record of our Class B Common Stock and no Class B Common Stock shares are issued and outstanding.

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

Results of Operations for the Years Ended December 31, 2009 and 2008

Highlights

Our total assets at December 31, 2009 were US $2,190,144 compared to December 31, 2008 were US $8,167,073. Total liabilities decreased to US $1,302,794 at December 31, 2009 from US $4,563,476 at December 31, 2008, principally due to a decrease in the cancellation of a convertible note payable and a decrease in notes payable.

On December 19, 2008, the Company and Mr. Lei Guo, as Trustee, on behalf of Sichuan Yinfa Resources Development Co., Ltd, the Trustor , pursuant to a Property Trust Agreement made, leasing for the Company  approximately 3,262 acres located in the Property. The Company planned to use the Property for commercial uses to expand its business. The lease period commenced December 30, 2008 and was to expire on December 30, 2038.  The total fixed rent for the full lease period was US$5,775,994 for the full lease term. Pursuant to the Contract of Lease of Property, the Company agreed to pay US$5,710,994 by issuing a “Form of  Convertible Promissory Note” in the principal sum of US$5,710,994, along with annual interest at the rate of one and one-half percent (1.5%), per annum. On January 21, 2009, the Company and Mr. Lei Guo, the Trustee, on behalf of the Trustor, agreed to amend and restate the Convertible Promissory Note by revising the terms of the conversion mechanism in the Convertible Promissory Note. On March 30, 2009, the outstanding principal in the amount of $2,500,000, plus the accrued and unpaid interest automatically converted at the Conversion Price of US $0.20 per share into 12,605,615 shares of the Company’s Class A Common Stock for the Trustee, pursuant to the terms of the Note. Effective July 30, 2009, the Company and Mr. Lei Guo, the Trustee, on behalf of Sichuan Yinfa Resource Co., Ltd, the Trustor, agreed to terminate the Note, issued on January 21, 2009.  In connection with the termination of the Lease Property and Note, effective July 30, 2009, the 12,605,615 shares of the Company’s Class A Common Stock issued to the Trustee, on March 30, 2009, were withdrawn and cancelled, but the Trustee was allowed to retain the 43,000,000 shares of the Common Stock issued December 30, 2008.

Profit/Loss	For the year ended
	December 31, 2009	December 31, 2008

Operating Income (Loss)	(613,125)	330,481
Net Income (Loss) Before Tax	(433,065)	406,535
Corp. Income Tax	(79,807)	(149,635)
Net Income (Loss)	(512,872)	256,900

Revenues

Our revenues for the year ended December 31, 2009 were US $4,377,463, an increase of 65% over revenues of US $2,646,111 for the year ended December 31, 2008. The increase in sales revenues was due primarily to an increase in the volume of sales of DAR received during 2009. Most of the revenue growth was attributable to increased sales in raw DAR. Our sales arrangements are not subject to any warranties.

Cost of Sales; Gross Profit

Cost of sales includes expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor costs. Our cost of sales for the year ended December 31, 2009 was US $3,736,867, or approximately 85% of revenues, compared to US $1,760,035, or approximately 67% of revenues, for the year ended December 31, 2008. The increase in costs of sales is principally due to increased costs for our product, Bailing Capsules, increased cost of DAR, and improvements to the DAR-related products’ packaging. The increased cost of raw DAR is attributable to increased fertilizer and labor costs in the farming process over last year.

Gross profit for the year ended December 31, 2009 decreased by approximately 27% to US $640,596 from US $886,076 for the year ended December 31, 2008. Gross profit margin for the period ended December 31, 2009 was 15% compared to 33% for the year ended December 31, 2008.

Operating Expenses

Operating expenses for the year ended December 31, 2009 increased by 126% to US $1,253,721 from US $555,595 for the year ended December 31, 2008. The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses (US $1,140,033). SG&A increased overall to US $1,184,213 for 2009 compared to US $505,058 for 2008. The increase is primarily due to a significant increase in fees to consultants in 2009.

Other Income/Expense

We benefited from a non-reimbursable long term loan from Sui Ning City Finance Bureau aggregating US $158,917 with prior years’ accrual interest of US $18,803 for the year ended December 31, 2009. We received other income of US $1,580 attributable to the removal of Chengdu representative office. Interest expense for 2009 was US $69,508 compared to US $50,537 in 2008.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during 2009. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China. However, it is too soon to assess the potential inflationary effect of the major earthquake and aftershocks in the Sichuan Province in May 2008. None of our operations were effected by the earthquake and related aftershocks. We believe that we can offset any inflationary increases in the cost of sales by continuing to increase our sales of DAR in response to continued demand and by improving operating efficiencies.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. As of December 31, 2009, we accrued income taxes of US $79,807. As of December 31, 2008, we accrued income taxes of US $149,635.

Net Income

We had net loss for the year ended December 31, 2009 of (US $512,872), or (US $0.0036) per share of Common Stock, compared to a net income for the year ended December 31, 2008 US $256,900.  Comprehensive loss for the year ended December 31, 2009 was (US $505,252), a 253% decrease from a comprehensive income of US $330,306 for the year ended December 31, 2008. The deterioration in our operating results for 2009 is attributable principally to increased cost, higher SG&A expense, and a foreign currency translation gain between the RMB and U.S. dollar of US $7,620.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were US $285,828 during the year ended December 31, 2009, compared to cash flows of US $729,918 provided by operating activities during the year ended December 31, 2008. Decrease in cash flows from operations in 2009 were due primarily to an reduction of accounts payable for consulting services and increase of prepaid expenses.

Cash flows provided by investing activities improved to US $196,243 for the year ended December 31, 2009 from (US $433,424) for the year ended December 31, 2008. Cash flows provided by investing activities during 2009 improved due to significantly lower purchases of property, plant and equipment, where as cash flows used in 2008 related principally to purchase of property, plant and equipment.

Cash flows used in financing activities for the year ended December 31, 2009 was US $0 compare to US $304,530 for the year ended December 31, 2008.

Cash flows used in financing activities for the year ended December 31, 2008 increased to US $304,530, due primarily to the issuance of a convertible note payable valued at $5,775,994 and the issuance of common stock valued at $65,000 for the purchase of land usage rights and forestry rights in China.  The annual interest rate applicable to the note is one and one-half percent (1.5%), with the principal amount and all accrued but unpaid interest under the note payable in four (4) tranches of our common stock at fixed prices.  For additional information regarding the convertible note, see Note M of “Notes to Audited Financial Statements” included with this Form 10-K.

Overall, we have funded our cash needs from inception through December 31, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $18,211 on hand as of December 31, 2009, a decrease of US $83,286 from the beginning of the year and attributable in substantial part to a reduction in cash inflow and a smaller foreign currency translation. Currently, we have enough cash to fund our operations for about nine (9) months. This is based on current cash flows from financing activities and projected revenues. If the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately US $100,000 to sustain operations through year 2010 and each year thereafter.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2009, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Because of its inherent limitations, our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The continued effectiveness of our internal control over financial reporting is subject to risks, including that the control may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of March 31, 2010, are as follows:

Name	Age	Principal Positions
Jiang Chen	36	Chief Executive Officer and Director (Principal Executive Officer)
Yi Zhou	42	Chief Financial Officer and Director (Principal Financial Officer)
Jiayin Wang	56	President and Director
Bing Wang	41	Director
Geiwi Wang	35	Director

The following describes the business experience of each of our executive officers and directors, including other directorships held in reporting companies, if any:

Jiang Chen.  Mr. Jiang Chen has served as our Chief Executive Officer and as director of the Corporation since 2006.  In 1995 he earned his Bachelor of Arts in Commercial Economics from Sichuan University. In 2003, Mr. Chen received a Master of Business Administrative from Sichuan University.  Mr. Chen has extensive business management and Chinese regulatory experience focusing on business strategies, corporate development and corporate growth strategies.  In the last six years, Mr. Chen has been the chief executive office of Cheng Du Leader Investment Company Limited, a company located in the PRC. Cheng Du Leader Investment Company Limited’s principal business involves investment in media, real estate and movie production in mainland China.  Mr. Chen also served as the senior manager in several other companies involved in investment management, media, real estate and merchandise training.

Yi Zhou.  Mr. Yi Zhou has served as our Chief Financial Officer and as director of the Corporation since October 20, 2008. Mr. Zhou has been a Certified Public Accountant in China since 1999. Mr. Zhou graduated from University of Finance and Economics in China, with a degree in Financial Accounting. Mr. Zhou has over ten years of financial and accounting working experience. He worked as chief financial officer for HongFei Real Estate Co. Ltd. from 1999 to 2004, and as chief financial officer for BeiXing Co. Ltd. from 2004 to 2007.

Jiayin Wang.  Mr. Jiayin Wang has served as our President and as director of the Corporation since October 20, 2008.  He founded YinFa Resource, an affiliate of the Corporation, in 2001 and has continuously served as its president and chairman.  Mr. Wang has been the People’s Senator of Suining City, Sichuan Province, the PRC since 1995 and the Chairman of Sichuan Province DAR Association since 2001. Mr. Wang was named Excellent Entrepreneur of Sichuan Province in 2004, National Entrepreneur Star Award in 2001 and 2004, Entrepreneur Star of Sichuan Province in 2001 and 2004 and Top Ten Entrepreneur Star of Suining City in 2005, among many other awards.

Bing Wang.  Mr. Bing Wang has served as our Independent Director of the Corporation since 2006. Mr. Wang has extensive experience in business and investment management.  Mr. Wang has a strong professional relationship with the Sichuan provincial government and the Suining municipal government.

Geiwi Wang.  Mr. Gewei Wang has served as our Independent Director of the Corporation since 2006. In 1991, he earned a Bachelor of Arts in Chinese literature from Renmin University of China. Mr. Wang has extensive experience as an investment banker.  He is currently the chief executive officer of Sichuan Tian Yi Investment Consulting Management Company Ltd.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified.  Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Committees of the Board of Directors

Our board of directors intends to establish an audit committee, a compensation committee and a nominating and corporate governance committee.  Our board may establish other committees from time to time to facilitate the management of our company; however, we have not yet established any such committees.

Audit committee.  Our audit committee will oversee a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including by (1) assisting our board in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor's qualifications and independence and the performance of our internal audit function and independent auditors, (2) appointing, compensating, retaining and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audits, reviews or attest services, and (3) preparing the audit committee report that may be included in our annual proxy statement or annual report on Form 10-K.  We will have at least three directors on our audit committee, each of whom will be independent under the requirements of the NASDAQ Capital Market, the Sarbanes-Oxley Act and the rules and regulations of the SEC.  We have not yet formed our audit committee.

Compensation committee.  Our compensation committee will review and recommend our policies relating to compensation and benefits for our executive officers and other significant employees, including reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluating the performance of our executive officers relative to goals and objectives, determining compensation for these executive officers based on these evaluations and overseeing the administration of our incentive compensation plans.  The compensation committee will also prepare the compensation committee report that may be included in a subsequent annual report on Form 10-K.  We will have at least two directors on our compensation committee, each of whom will be independent under the requirements of the NASDAQ Capital Market.  We do not yet have a compensation committee.

Nominating and corporate governance committee.  Our nominating and corporate governance committee will (1) identify, review and recommend nominees for election as directors, (2) advise our board of directors with respect to board composition, procedures and committees, (3) recommend directors to serve on each committee, (4) oversee the evaluation of our board of directors and our management, and (5) develop, review and recommend corporate governance guidelines and policies. We will have at least two directors on our nominating and corporate governance committee, each of whom will be independent under the requirements of the NASDAQ Capital Market.  We do not yet have a nominating and corporate governance committee.

Code of Ethics

The Company has adopted a Code of Ethics for its directors, executive officers and employees.

Shareholder Communications

The Corporation provides a process for stockholders to send communications to the Board.  Information regarding stockholder communications with the Board can be found on the Corporation’s Web site at http://www.chriglobal.com/.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires the Corporation’s officers and Directors, and persons who beneficially own more than ten percent of a registered class of the Corporation’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Such Reporting Persons are required by the SEC rules to furnish the Corporation with copies of all Section 16 forms they file.  Based solely on its review of the copies of such filings, the Corporation believes that during the fiscal year ended December 31, 2009, the following filings were late: Mr. Jiayin Wang filed one late report covering a total of one late transaction and Yinfa Resource filed one late report covering a total of one late transaction.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

For the period December 31, 2008 through December 31, 2009, all compensation decisions were made by our board of directors.  The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business.  We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.  We intend to establish a compensation committee and future decisions regarding executive compensation will be the responsibility of that committee.

Elements of executive compensation

Base salary.  We will provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities.  Base salaries for our executives are established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation.  Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.  We will consider four factors in determining the base salaries of our named executive officers.  These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.

Incentive cash bonuses.  Our practice will be to seek to award incentive cash bonuses to our executive officers based upon their individual performance, as well as our overall business and strategic objectives.  In determining the amount of cash bonuses paid to our named executive officers, we will consider the same four factors as in determining their base salaries.  See “Summary Compensation Table” below.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers, unless such compensation qualifies as performance-based compensation.  Among other things, in order to be deemed performance-based compensation for Section 162(m) purposes, the compensation must be based on the achievement of pre-established, objective performance criteria and must be pursuant to a plan that has been approved by our shareholders.  At least for the next several years, we expect the cash compensation paid to our sole executive officer and other executive officers, if any, to be below the threshold for non-deductibility provided in Section 162(m), and our equity incentive plans will afford our compensation committee with the flexibility to make a variety of types of equity awards to our executive officers, the deductibility of which will not be limited under Section 162(m).  However, our compensation committee, which we expect to form, will fashion our future equity compensation awards.  However, we do not now know whether any such awards will satisfy the requirements for deductibility under Section 162(m).

We also currently intend for our executive compensation program to satisfy the requirements of Internal Revenue Code Section 409A, which addresses the tax treatment of certain nonqualified deferred compensation benefits.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer as of the end of fiscal 2009 and the two most highly compensated executive officers as of the end of fiscal 2009. We refer to these executive officers as our “Named Executive Officers.”

Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name and Principal Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jianyin Wang(1) President and Director	2009 2008 2007	$29,274 $29,274 -	- $12,726 -	- - -	- - -	- - -	- - -	- - -	$29,274 $42,000 -
Jiang Chen Principal Executive Officer and Director	2009 2008 2007	$8000 $8,000 $8,000	- - -	- - -	- - -	- - -	- - -	- - -	$8000 $8,000 $8,000
Yi Zhou(2) Principal Financial Officer and Director	2009 2008 2007	$11,710 $11,710 -	- $3,290 -	- - -	- - -	- - -	- - -	- - -	$11,710 $15,000 -
Jiguang Wang(3) Former President and Former Director	2009 2008 2007	- $10,000 $10,000	- - -	- - -	- - -	- - -	- - -	- - -	- $10,000 $10,000
Ying Zhong(4) Former Chief Financial Officer and Former Director	2009 2008 2007	- $10,000 $10,000	- - -	- - -	- - -	- - -	- - -	- - -	- $10,000 $10,000

(1)	Mr. Jiayin Wang’s employment with the Corporation as President commenced in October 20, 2008.

(2)	Mr. Yi Zhou’s employment with the Corporation as Principal Financial Officer commenced in October 20, 2008.

(3)	Mr. Jiguang Wang’s employment with the Corporation terminated in October 20, 2008.

(4)	Ms. Zhong’s employment with the Corporation terminated in October 20, 2008.

Summary of Executive Compensation

Jiayin Wang.  On October 20, 2008, Mr. Jiayin Wang accepted the Corporation’s offer regarding his employment with the Corporation as its President and director of the Board. Mr. Wang will serve a three-year term as the President and a Director of CHRI, and received an annual salary of RMB200,000, or approximately U.S.$29,274 for the fiscal year 2008, based upon the closing foreign exchange rate published by Bloomberg on February 5, 2009 of U.S.$1.00 = RMB 6.832 (the “RMB Rate”).  Mr. Jiayin Wang also received U.S. $12,726 as a signing bonus.

Jiang Chen.  In 2006, Mr. Jiang Chen accepted the Corporation’s offer regarding his employment with the Corporation as its Chief Executive Officer and director of the Corporation.  Mr. Chen received an annual salary of U.S.$8,000 for each of the fiscal year 2008 and 2007.   Mr. Chen does not have a written employment agreement with the Corporation.

Yi Zhou. On October 20, 2008, Mr. Yi Zhou accepted the Corporation’s offer regarding his employment with the Corporation as its Chief Financial Officer and director of the Corporation. Mr. Zhou will serve a one-year term as the Chief Financial Officer and a director of the Corporation and will receive an annual salary of RBM80,000, or approximately U.S.$11,710 for the fiscal year 2008, based upon the RMB Rate. Mr. Yi Zhou also received U.S$3,290 as a signing bonus.

Jiguang Wang. On October 20, 2008, Mr. Jiguang Wang resigned as the Corporation’s President and director of the Corporation. Mr. Jiguang Wang informed the Board that his health could no longer allow him to devote the time that would be required of him as the Corporation’s President and Director. Mr. Jiguang Wang received total compensation of U.S.$10,000 for each of fiscal year 2008 and 2007. There is no severance or termination agreement.

Ying Zhong. On October 20, 2008, Ms. Ying Zhong resigned as the Corporation’s Chief Financial Officer and director of the Corporation. Ms. Ying Zhong received total compensation of U.S.$10,000 for each of fiscal year 2008 and 2007.  There is no severance or termination agreement.

Other than the agreements mentioned herein, the Corporation has no employment agreements with any of our named executive officers, nor do we have any compensatory plans or arrangements with respect to any named executive officers that results or will result from the resignation, retirement or any other termination of such executive officer's employment with the Corporation or from a change-in-control of the Corporation or a change in the named executive officer's responsibilities following a change-in-control wherein the amount involved, including all periodic payments or installments, exceeds $100,000.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding options, warrants or rights to acquire shares of our common stock under plans either approved, or not approved, by our stockholders.  Board members are eligible to participate in the 2009 Omnibus Incentive Plan after the Effective Date.

Compensation of Directors

The table below summarizes the compensation of all persons who served as a Director of the Corporation in fiscal 2009:

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Name (a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)
Jiayin Wang	-	-	-	-	-	-	-
Jiang Chen	-	-	-	-	-	-	-
Yi Zhou	-	-	-	-	-	-	-
Giewi Wang	-	-	-	-	-	-	-
Bing Wang	-	-	-	-	-	-	-

For the year ended December 31, 2009, no cash compensation was paid, and no equity grants were made, to the Corporation’s directors.  Mr. Jiayin Wang's compensation as an executive officer of the Corporation is disclosed under "Executive Compensation - Summary Compensation Table."  Usually, the Board reviews the level of compensation it receives for its service every year.  The Board may take action at any time to amend the amount or type of compensation it receives.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2010, for:

•           each person or group known to us to beneficially own 5% or more of our common stock;

•           each of our directors and director nominees;

•           each of our named executive officers; and

•           all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.  Unless otherwise indicated below, each entity or person listed below maintains an address of 343 Sui Zhou Zhong Road, Suining City, Sichuan Province, P.R. China.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC.  There are no shares of common stock as to which any person has the right to acquire beneficial ownership within 60 days after March 31, 2010 through the exercise of any stock option, warrant or other right. The percentage ownership is based on 142,288,894 shares of common stock outstanding as of March 31, 2010.

Beneficial owner	Number of shares beneficially Owned	Percentage of shares outstanding (1)
Class A Common Stock, Lei Guo (2), No. 188 Xishan Road, Chuanshan District, Suining City, Sichuan Province, the People’s Republic of China	43,000,000 (2)	30.22%

Class A Common Stock, Zhi Min Zheng, Xili Liulitun, Chaoyang District, Beijing, People’s Republic of China	22,122,488	15.55%

Jianyin Wang	43,001,000	30.22%
Jiang Chen Principal Executive Officer	0	0.0%

Yi Zhou Principal Financial Officer	0	0.0%

Gewi Wang Director	0	0.0%

Bing Wang Director	0	0.0%

All Directors and Executive Officers as a Group	43,001,000	30.22%

(1)	This percentage is a fraction with its denominator as 142,288,894 shares of the Corporation’s Common Stock .

(2)
Lei Guo (the “Trustee”) is the trustee, on behalf of Sichuan Yinfa Resource Development Co., Ltd., a PRC company (“Yinfa Resource”). This amount includes the 43,000,000 shares of Common Stock issued and held by Mr Lei Guo, as Trustee, on behalf of Sichuan Yinfa Resource Development Co., Ltd, issued pursuant to the Lease Agreement entered into December 19, 2008.  Yinfa Resource, as Trustor, retains sole dispositive and voting control over the subject shares. Mr. Jiayin Wang is the controlling stockholder and founder of YinFa Resource and, consequently, is the indirect beneficial owner of the shares of common stock held by the Trustee

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	28,000,000	0	28,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	28,000,000	0	28,000,000

Policies and Procedures for Related Party Transactions

We intend to adopt a written policy that requires any transaction, arrangement or relationship in which we will be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the company's total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or shareholders beneficially owning at least 5% of any class of our voting securities, or any of their immediate family members or any entity in which any of the foregoing persons is employed or is a general partner or principal had or will have a direct or indirect material interest, to be submitted to our audit committee for review, consideration and approval.  In the event that a proposed transaction with a related person involves an amount that is less than the threshold amount stated above, the transaction will be subject to the review and approval of our Chief Executive Officer (or our Chief Financial Officer in the event our Chief Executive Officer, an immediate family member of the Chief Executive Officer, or an entity in which our Chief Executive Officer or a member of his immediate family is employed or is a general partner or principal is a party to such transaction).  If the transaction is approved by our Chief Executive Officer or Chief Financial Officer, such officer will report the material terms of the transaction to our audit committee at its next meeting.  The policy will provide for periodic monitoring of pending and ongoing transactions. In approving or rejecting the proposed transaction, our audit committee will consider the relevant facts and circumstances available to it, including, (1) the impact on a director’s independence if the related person is a director or his or her family member or related entity, (2) the material terms of the proposed transaction, including the proposed aggregate value of the transaction, (3) the benefits to us, (4) the availability of other sources for comparable services or products (if applicable), and (5) an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to our employees generally.  Our audit committee will approve only those transactions that the committee determines to be, in light of known circumstances, in, or not inconsistent with, our best interests and the best interest of our shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions or proposed transactions in which we or any of our subsidiaries was or is to be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average total assets of the Company at year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of Common Stock, or any member of the immediate family of any of the foregoing persons, had, has or will have any direct or indirect material interest, except as follows:

On December 19, 2008, the Company and Mr. Lei Guo, as Trustee,on behalf of Sichuan Yinfa Resources Development Co., Ltd, the Trustor , pursuant to  a Property Trust Agreement made under the PRC trust and contract laws, and other applicable PRC laws and regulations , entered into a  Contract of Lease of Property, pursuant to PRC contract law, leasing for the Company  approximately 3,262 acres located in Heiwengtang Valley, Xianping Forestry, Pingwu County, Mianyang City, Sichuan Province, People’s Republic of China (the “Property”). The Company  planned  to use the Property for commercial uses  to expand its business. The lease period commenced December 30, 2008 and was to  expire on December 30, 2038. The total fixed rent for the full lease period was  US$5,775,994 for the full lease term. Pursuant to the Contract of Lease of Property, the Company agreed to pay US$5,710,994 by issuing a  a “Form of  Convertible Promissory Note” in the principal sum of US$5,710,994, along with annual interest at the rate of one and one-half percent (1.5%), per annum.Pursuant to the terms of the Form of Convertible Promissory Note,  the principal amount and all accrued, but unpaid interest, automatically converted in four (4) tranches, on the dates(“Conversion Dates”) set forth in Convertible Promissory Note (each a “Mandatory Conversion”) into shares of the Company’s Class A Common Stock, at a conversion price equal to the closing bid price per share for the Class A Common Stock, as quoted on the OTC Bulletin Board or, if the Class A Common Stock is listed on a National Securities Exchange, at the closing price per share.  In each case, the conversion price was to be determined, on the date, five (5) days prior to the applicable Conversion Date (the “Conversion Price”).  The Mandatory Conversions were to be implemented as following:

(1)	On March 30, 2009, outstanding principal in the amount of $2,000,000, plus accrued and unpaid interest to the date of conversion;

(2)	On December 30, 2009, outstanding principal in the amount of $1,000,000, plus accrued and unpaid interest to the date of conversion;

(3)	On March 30, 2010, outstanding principal in the amount of $1,000,000, plus accrued and unpaid interest to the date of conversion; and

(4)	On December 30, 2010, the balance of the outstanding principal in the amount of $1,710,994, and unpaid interest to the date of conversion.

The Company paid the remaining balance of $65,000, by issuing  43,000,000 shares of the Company’s Class A Common Stock to the Trustee on behalf of the Trustor, on December 30, 2008 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Regulation S thereunder.

On January 21, 2009, the Company and Mr. Lei Guo, the Trustee, on behalf of the Trustor, agreed to amend and restate the Convertible Promissory Note by revising the terms of the conversion mechanism in the Convertible Promissory Note – the remaining terms and conditions of the Convertible Promissory Note remained unaffected by the amendment.  The amendments were reflected in an Amended and Restated Convertible Promissory Note (the “Note”).  Pursuant to the Note, the Conversion Price was amended into a fixed price, set forth in the terms of the Note, and the terms of the Mandatory Conversion were amended as follows:

(1)	On March 30, 2009, outstanding principal in the amount of $2,500,000, plus accrued but unpaid interest to the date of conversion, at the Conversion Price of $0.20 per share of the Common Stock;

(2)	On December 30, 2009, outstanding principal in the amount of $1,000,000, plus accrued but unpaid interest to the date of conversion, at the Conversion Price of $0.40 per share of the Common Stock;

(3)	On March 30, 2010, outstanding principal in the amount of $1,000,000, plus accrued but unpaid interest to the date of conversion, at the Conversion Price of $1.00 per share of the Common Stock; and

(4)
On December 30, 2010, the balance of the outstanding principal in the amount of $1,210,994, plus accrued but unpaid interest to the date of conversion, at the Conversion Price of $1.50 per share of the Common Stock.

On March 30, 2009, the outstanding principal in the amount of $2,500,000, plus the accrued and unpaid interest automatically converted at the Conversion Price of US $0.20 per share into 12,605,615 shares of the Company’s Class A Common Stock for the Trustee, pursuant to the terms of the Note.  The Note and the Common Stock were issued in reliance upon an exemption from the registration requirements of the U.S. Securities Act of 1933, as amended, in accordance with Regulation S.

Effective July 30, 2009, the Company and Mr. Lei Guo, the Trustee, on behalf of Sichuan Yinfa Resource Co., Ltd, the Trustor, agreed to terminate the Note, issued on January 21, 2009.  In connection with the termination of the Lease Property and Note, effective July 30, 2009, the 12,605,615 shares of the Company’s Class A Common Stock issued to the Trustee, on March 30, 2009, were withdrawn and cancelled, but the Trustee was allowed to retain the 43,000,000 shares of the Common Stock issued December 30, 2008.

Mr. Jianyin Wang is the controlling shareholder of Sichuan Yinfa Resource and the President and Director of the Company.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us for professional services rendered by Lake & Associates CPA’s LLC, our independent auditor, for the audit of our financial statements for the years ended December 31, 2009 and December 31, 2008.

	2009	2008

Audit Fees	$42,000	$42,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Audit and Audit-Related Fees	$42,000	$42,000

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)           The following financial statements of the Company are included following the signature page, commencing on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – as of December 31, 2009 and 2008
Consolidated Statement of Operations – For years ended December 31, 2009 and 2008
Consolidated Statement of Cash Flows – For years ended December 31, 2009 and 2008
Consolidated Statement of Equity (Deficit) – For years ended December 31, 2009 and 2008
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

CHINA HEALTH RESOURCE, INC.

By: /s/ Wang, Jiayin	Date: April 15, 2010
Wang, Jiayin
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Jiang, Chen	Chief Executive Officer and Director	April 15, 2010
Chen, Jiang	(Principal Executive Officer)

/s/ Zhou, Yi	Chief Financial Officer and Director	April 15, 2010
Zhou, Yi	(Principal Financial Officer)

/s/ Wang, Jiayin	President and Director	April 15, 2010
Wang, Jiayin

/s/ Wang, Bing	Director	April 15, 2010
Wang, Bing

/s/ Wang, Geiwi	Director	April 15, 2010
Wang, Geiwi

CHINA HEALTH RESOURCE, INC.

EXHIBIT INDEX
TO
2009 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description

3.1	Certificate of Incorporation, as adopted on February 26, 2002 and as amended on May 14, 2003, October 13, 2006, April 23, 2007 and May 8, 2007. (1)

3.2	Amended and Restated By-laws, as adopted on February 17, 2009.(1)

10.1	License Agreement Relating to the Exclusive Right to Use “Suining Sichuan Angelic” Certified Trademark, by and between Sichuan Province Suining City DAR Association and Yinfa, dated March 16, 2004.(2)

10.2	Import-Export Agent Executive Agreement, by and between Suining Yinfa DAR Industrial Co. and Korean DongUi Cosmetics Co., dated March 5, 2007. (3)

10.3	Sichuan DAR Purchase and Processing Contract, by and between Suining Yinfa DAR Industrial Co. and Chengdu Derentang Pharmacy Company Medicine Branch, dated April 18, 2007.(4)

10.4
Debt Transfer and Assumption Agreement by and among Yinfa, Suining Yinfa Building Construction and Development Co., Ltd., Chengdu Lianqiang Investment Co. and Yinfa Resource, dated September 20, 2008.(5)

10.5	Agreement to Cancel the Contract of Lease of Property by and between Mr. Xiao Jian Lian and the Company, effective as of December 15, 2008.(6)

10.6	Property Trust Agreement by and between Yinfa Resource and Mr. Lei Guo, dated December 16, 2008.(7)

10.7	Convertible Promissory Note to Mr. Lei Guo, as trustee, dated December 30, 2008.(7)

10.8	Amended and Restated Convertible Promissory Note to Mr. Lei Guo, as trustee, dated January 21, 2009 and effective as of December 30, 2008.(8)

10.9
Cancellation of the Contract of Lease of Property, and the Amended and Restated Promissory Note between China Health Resource, Inc. and Mr. Lei Guo, as Trustee for Sichuan Yinfa Resource Development Co., Ltd. (English Translation). (9)

14.1	Code of Ethics.(10)
21.1	Subsidiaries of Registrant. (11)

23.1	Consent of Independent Registered Public Accounting Firm, Lake & Asssociates, CPA's LLC (11)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.(11)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.(11)

32.1	Section 1350 Certifications of Chief Executive Officer.(11)

32.2	Section 1350 Certifications of Chief Financial Officer.(11)

_____________________

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2007.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2007.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2008.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2008.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2009.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2009.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

(11)	Filed herewith.

CHINA HEALTH RESOURCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Health Resource Inc.

We have audited the accompanying consolidated balance sheets of China Health Resource Inc. and Subsidiary (a Delaware corporation). as of December 31, 2009 and 2008 and related statements of consolidated operations, stockholders’ deficit, and cash flows for the years ending December 31, 2009 and 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Resource Inc. and Subsidiary. (a Delaware corporation). as of December 31, 2009 and 2008 and the results of its operations and its cash flows for years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC
Boca Raton, Florida
April 14, 2010
20283 State Road #7
Suite 300
Boca Raton, Florida 33498
Phone: 561.982.9874
Fax: 561.982.7985

China Health Resource, Inc. and Subsidiary
Audited Consolidated Balance Sheets
As of December 31, 2009 and 2008

ASSETS	December 31, 2009	December 31, 2008
CURRENT ASSETS
Cash and Cash Equivalents	$18,211	$101,497
Accounts Receivable	889,020	441,047
Note Receivable	350,312	378,054
Employee Advances	14,916	3,016
Advances to Suppliers	55,630	162,158
Prepaid Expenses	-	59,648
Inventory	29,006	264,177
TOTAL CURRENT ASSETS	1,357,094	1,409,598

FIXED ASSETS
Property, Plant, and Equipment	959,557	6,912,234
Accumulated Depreciation	(126,507)	(154,759)
TOTAL NET FIXED ASSETS	833,050	6,757,475

TOTAL ASSETS	$2,190,144	$8,167,073

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$268,849	$238,275
Other Payables	113,592	87,678
Note Payable-Convertible Debt	-	3,500,000
Due to Shareholder	376,457	83,258
Taxes Payable	309,574	241,493
Notes Payable - Current Portion	234,322	412,773
TOTAL CURRENT LIABILITIES	1,302,794	4,563,476

LONG-TERM LIABILITIES
Notes Payable-Convertible debt	-	2,210,994
TOTAL LONG-TERM LIABILITIES	-	$2,210,994

TOTAL LIABILITIES	1,302,794	6,774,470

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
142,288,894 issued and outstanding, par value $0.01)	1,422,889	1,422,888
Common stock Class B ( 8,344 shares authorized,
0 issued and outstanding, par value $0.01)	-	-
Additional paid in capital	(134,767)	(134,767)
Accumulated other comprehensive income	157,143	149,523
Retained earnings (deficit)	(557,914)	(45,042)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	887,350	1,392,603

TOTAL LIABILITIES AND EQUITY	$2,190,144	$8,167,073

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Audited Consolidated Statement of Operations
For the Year Ended December 31, 2009 and 2008

	For the 12 months
	2009	2008
REVENUES
Sales	$4,377,463	$2,646,111
Cost of Sales	3,736,867	1,760,035
GROSS PROFIT	640,596	886,076

OPERATING EXPENSES
Selling, General, and Administrative	1,184,213	505,058
Financial Expense
Interest Expense	69,508	50,537
Distribution Costs	-	-
TOTAL OPERATING EXPENSES	1,253,721	555,595

OPERATING INCOME (LOSS)	(613,125)	330,481

OTHER INCOME / (EXPENSES)
Non-Operating Expenses	-	-
Government Grants	-	72,857
Debt Forgiveness	177,893
Other	2,167	3,197
TOTAL OTHER INCOME / (EXPENSE)	180,060	76,054

NET INCOME (LOSS) BEFORE TAXES	(433,065)	406,535

INCOME TAX EXPENSE	79,807	149,635

NET INCOME (LOSS)	$(512,872)	$256,900

INCOME FROM DISCONTINUED OPERATIONS	-	-

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	7,620	73,406

COMPREHENSIVE INCOME (LOSS)	$(505,252)	$330,306

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	142,288,894	99,523,815
Fully diluted	142,288,894	99,523,815

NET LOSS PER COMMON SHARE
Basic	**	**
Fully diluted	**	**

** Less than $.01
The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Audited Consolidated Statement of Cash Flows
For the Year Ended December 31, 2009 and 2008

	For the 12 months
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$(555,705)	$256,900
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	(28,385)	48,260
Amortization of prepaid expenses	-	-
Due from related party	-	533,824
Cancel Stock issued for lease contract	0	(1,965,256)
Accounts receivable	(447,371)	58,360
Employee Advances	(11,892)	5,347
Other Receivable	106,635	48,814
Bad debt provision	-	-
Prepaid Expenses	124,647	1,641,413
Inventory	235,321	(226,448)
Notes receivable	0	-
Intangible assets		-
Long term deferred assets		-
Accounts payable and accrued liabilities	411,786	116,268
Notes payable		-
Other payable	(202,699)	38,061
Others	9,515	10,877
Tax payable	72,319	163,498
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(285,828)	729,918

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of Note Receivable		-
Notes Receivable Decrease (Increase)	28,085	(432,370)
Disposal of property , plant, and equipment	168,158	-
Purchase of property, plant, and equipment	-	(1,054)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	196,243	(433,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term note	-	-
Proceeds from shareholder loan	-	-
Note Payable from unrelated Party	-	(304,530)
Payments on short-term-note payable	-	-
Capital contribution	-	-
Retirement of common stock	-	-
Proceeds from issuance of common stock	-	-
Bonds payable	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	(304,530)

FOREIGN CURRENCY TRANSLATION	6,299	73,406

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,286)	65,370

CASH AND CASH EQUIVALENTS:
Beginning of period	101,497	36,127
End of period	$18,211	$101,497

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts payable	$-	$-
Common stock issued for services	$-	$-
Cancellation of Notes Payable for purchase of land right	$5,710,994	$-

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Audited Consolidated Statement of Equity (Deficit)
For the years Ended December 31, 2009 and 2008

							Accumulated
							Other
	Class A Shares	par value 0.01	Class B Shares	par value 0.01	Paid-in Capital	Earnings (Deficit)	Comprehensive Income	Total

Balances, December 31, 2007	99,288,842	$992,888	2,000	$20	$2,195,470	$(301,942)	$76,117	$2,962,553

Issuance for lease of property	43,000,000	430,000			(365,000)			65,000
Cancellation of Class B common stock	-	-	(2,000)	$(20)	(1,965,236)	-	-	(1,965,256)
Net Income (Loss) for the period						$256,900		256,900
Other comprehensive income	-	-	-	-	-	-	$73,406	73,406
Balances, December 31, 2008	142,288,842	1,422,888	-	-	$(134,767)	$(45,042)	$149,523	$1,392,603

Proceed from shareholder
Fractional shares	52	$1	-	-	$(1)	$-	-	-
Net Income(Loss) for the period						$(512,872)	-	(512,872)
Other comprehensive income	-	-	-	-	-	-	$7,620	7,620
Balances @ December 31, 2009	142,288,894	$1,422,889	-	$-	$(134,767)	$(557,914)	$157,143	$887,350

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

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
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

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
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

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

Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130 (FASB ASC 220), “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.

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
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 (FASB ASC 740), “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

China Health Resource, Inc. and Subsidiary
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

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

China Health Resource, Inc. and Subsidiary
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (also issued as Accounting Standards Update “ASU” No. 2009-01). This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU No. 2009-5 had no impact on the results of operations or the financial position of the Company.

In August 2009, the FASB issued ASU No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.” ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820. ASU No. 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU No. 2009-5 did not have a material impact on the results of operations or financial position of the Company.

In May 2009, the FASB issued a new accounting standard (FASB ASC 855-10) on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard establishes: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard also requires disclosure of the date through which an entity has evaluated subsequent events. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FASB ASC 320-10-65), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement did not have an impact on the results of operations or the financial position of the Company.

China Health Resource, Inc. and Subsidiary
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2009 and 2008 is summarized as follows:

Cash paid during the period ended December 31, 2009 and 2008 for interest and income taxes:

	2009	2008

Income Taxes	$-0-	-0-
Interest	$69,508	50,537

 NOTE C - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

This statement requires companies to report information about operating segments in interim and annual consolidated financial statements.  It also requires segment disclosures about products and services, geographic areas, and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2009 and 2008.

NOTE D - NOTE RECEIVABLE

As of December 31, 2008, the company has a note receivable from an unrelated-party with a total balance due of $378,054. The note is due on December 30, 2009 with interest payable quarterly at 10.395%. The loan is extended for another year from December 31, 2009 to December 30, 2010 with the same interest and payment schedule. As of December 31, 2009, the total balance due is $350,312.

As of December 31, 2009 & 2008, the company has no note receivable from any related-party.

China Health Resource, Inc. and Subsidiary
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE E - NOTES PAYABLE - CURRENT AND LONG-TERM

As of December 31, 2009 and 2008, notes payable consist of the following:

	2009	2008

Secured note payable to an unrelated party.
Bearing 8.6625 % interest Principal payments due
10/21/2010 one payment of $ 234,322	$234,322	234,103

Unsecured note payable –unrelated party
Bearing 2.4% interest Principal payment due
10/31/2009		178,670

TOTAL	$234,322	412,773

Future payments on note due as follow:

Before December 31, 2009	234,322	412,773
TOTAL	$234,322	$412,773

NOTE F - COMMITMENTS

During 2008 the company leased a warehouse for $2,043 per year, which expires on March 14, 2009. In 2009, this lease is renewed on similar terms.

The Company leased its office space of approximately 1,100 sq feet for approximately $440 per year, which expires May 21, 2010.

Future annual lease payments are as follows:
May 22, 2009 to May 21, 2010	$440
TOTAL	$440

The Company leased its office space of approximately 1,320 sq feet for approximately $967 per year.  The lease expires in January 12, 2014. Total Rent Expense for December 31, 2009 was $967.

China Health Resource, Inc. and Subsidiary
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

Future annual lease payments are as follows:

Year Ending December 31, 2009	$967
2010	967
2011	967
2012	967
2013	967
2014	967
TOTAL	$5,802

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

As of December 31, 2009, the company has a note receivable from a related-party with a total balance due of $327,743. The note bears no interest and due on demand.

NOTE H -COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit. For the years ended December 31, 2009 and 2008, total comprehensive income (loss) was ($505,252) and $330,306 respectively.

China Health Resource, Inc. and Subsidiary
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE I - GOING CONCERN

As shown in the accompanying audited financial statements, the Company has a deficit book value and a negative cash flow from operations that have placed a doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to and increase sales.  In terms of operating profit and cash flow analysis, the Company’s operating profit and cash flow are relatively poor compare to the prior year’s data. The reasons are that the Company has cost a lot in reorganizing the corporate operation, much higher cost of goods especially the raw material cost and the transportation cost, relative low sales price, tremendous increase of A/R, cancellation of stock issue for property lease. In the future, the Company will have a capital expansion plan and sales promotion plan which will give the advantage to the Company’s asset and profit level.

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
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company’s total deferred tax asset as of December 31, 2009 is as follows:

	2009	2008

Net operating loss carry-forwards	$200,755	$0
Valuation Allowance	(200,755)	(0)

	$0	$0
Prevailing PRC tax rate	25%	15%

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate accrued income taxes as of December 31, 2009 and 2008 were $79,807 and $149,635, respectively.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	Year Ended December 31
	2009	2008
U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	33

Total provision for income taxes	25%	16%

The Company applies SFAS 109, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. The provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2009 and 2008.

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
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

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

NOTE K - PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2009 and 2008 consists of the following:

	2009	2008
Building	$905,083	$6,564,133
Furniture, fixture and equipment	54,474	348,101
	959,557	6,912,234
Less: accumulated depreciation	(126,507)	(154,759)

Plant and equipment, net	$833,050	$6,757,475

Depreciation expense for the year ended December 31, 2009 and 2008 respectively was $30,049 and $48,260.

China Health Resource, Inc. and Subsidiary
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

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

China Health Resource, Inc. and Subsidiary
Notes to Audited Financial Statements
For the Years Ended December 31, 2009 and 2008

On December 30, 2008 43,000,000 shares of Class A Common Stock shares were issued as a partial payment for land usage rights and forestry rights (see note M) the shares were valued at $65,000.

NOTE M –NOTE PAYABLE-CONVERTIBLE DEBT

On December 30, 2008 the Company issued a convertible note to an un-related party for the purchase of land usage rights and forestry rights to 3,261.79 acres valued at $5,775,994. The Note has a stated simple interest rate of 1.5% per year.  Interest is payable upon conversion dates.  The note has fixed conversion dates, share prices as follows:

On March 30, 2009 the company will issue 12,500,000 shares valued at $.20 per share total $2,500,000.

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

On December 19 2009, the total Note payable-convertible debt with interest was cancelled under the decision of the management board meeting. The scheduled issuance in 2009 has never been issued.

NOTE N – DEBT FORGIVENESS

The Company has an unsecured note payable to an unrelated party bearing 2.4% interest with principal payment due on 10/31/2009. As of December 31, 2008, the total balance due is $178,670. In 2009, the lender forgave the debt, and the total unpaid principal balance plus accrued interest is $117,893.

NOTE O - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through April 14, 2010, the date which the financial statements were available to be issued, and no such events have occurred.