Form 10-Q
period 2010-03-31
CHINA HEALTH RESOURCE, INC.
filed 2010-05-24
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended: March 31, 2010

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2010:  142,288,894 shares of Common Stock of par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I.  FINANCIAL INFORMATION

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009

ASSETS	March 31, 2010	December 31, 2009
CURRENT ASSETS		(Audited)
Cash and Cash Equivalents	$5,284	$18,211
Accounts Receivable	998,778	889,020
Note Receivable	350,409	350,312
Employee Advances	14,920	14,916
Advances to Suppliers	55,170	55,630
Inventory	13,165	29,006
TOTAL CURRENT ASSETS	1,437,726	1,357,094

FIXED ASSETS
Property, Plant, and Equipment	959,824	959,557
Accumulated Depreciation	(132,800)	(126,507)
TOTAL NET FIXED ASSETS	827,024	833,050

TOTAL ASSETS	$2,264,750	$2,190,144

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$267,532	$268,849
Other Payables	115,895	113,592
Due to Shareholder	376,457	376,457
Taxes Payable	325,348	309,574
Notes Payable	234,388	234,322
TOTAL CURRENT LIABILITIES	1,319,619	1,302,794

TOTAL LIABILITIES	1,319,619	1,302,794

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
142,288,894 issued and outstanding, par value $0.001)	142,289	142,289
Preferred Stock ( 50,000,000 shares authorized,
0 issued and outstanding)	-	-
Additional paid in capital	1,145,833	1,145,833
Accumulated other comprehensive income	161,842	157,143
Retained earnings (deficit)	(504,833)	(557,914)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	945,131	887,350

TOTAL LIABILITIES AND EQUITY	$2,264,750	$2,190,144

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Operations
For the Three Months Ended March 31, 2010 and 2009

	For the 3 months
	2010	2009
REVENUES
Sales	$1,519,330	$490,547
Cost of Sales	1,386,418	364,281
GROSS PROFIT	132,912	126,267

OPERATING EXPENSES
Selling, General, and Administrative	61,428	98,464
Financial Expense
Interest Expense	4,360	27,423
Distribution Costs	-	-
TOTAL OPERATING EXPENSES	65,788	125,887

OPERATING INCOME (LOSS)	67,124	379

OTHER INCOME / (EXPENSES)
Non-Operating Expenses	-	-
Government Grants	-	-
Other	2,017	2,005
TOTAL OTHER INCOME / (EXPENSE)	2,017	2,005

NET INCOME (LOSS) BEFORE TAXES	69,140	2,385

INCOME TAX EXPENSE	16,059	(16,927)

NET INCOME (LOSS)	$53,081	$14,542

INCOME FROM DISCONTINUED OPERATIONS	-	-

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	4,699	(320)

COMPREHENSIVE INCOME (LOSS)	$57,780	$(14,862)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	142,288,894	142,428,252
Fully diluted	142,288,894	142,984,502

NET LOSS PER COMMON SHARE
Basic	**	**
Fully diluted	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2010 and 2009

	For the 3 months
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$53,081	$(14,542)
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	6,258	10,193
Accounts receivable	(109,501)	(262,853)
Employee Advances	-	2,276
Other Receivable	476	31
Prepaid Expenses	-	21,051
Inventory	15,848	123,417
Notes receivable	-	13,238
Accounts payable and accrued liabilities	3,000	36,504
Other payable	(453)	(839)
Others	-	-
Tax payable	14,086	(19,939)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(17,206)	(91,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

FOREIGN CURRENCY TRANSLATION	4,279	(320)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,927)	(91,784)

CASH AND CASH EQUIVALENTS:
Beginning of period	18,211	101,497
End of period	$5,284	$9,713

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of convertible debt	$-	$2,500,000
Common stock issued for services	$-	$-
Cancellation of Notes Payable for purchase of land right	$-	$-

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2010 and 2009
(Expressed in USD)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2009 and 2008 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

2.	ORGANIZATION AND BUSINESS BACKGROUND

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

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2010 and 2009
(Expressed in USD)

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

3.	Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures

(Accounting Standards Update (“ASU”) 2010-06)

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

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2010 and 2009
(Expressed in USD)

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the period ended March 31, 2010.   As a result of the Company’s implementation of the Codification during the period ended March 31, 2010, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

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

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2010 and 2009
(Expressed in USD)

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative).  The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended

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

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2010 and 2009
(Expressed in USD)

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended March 31, 2010 and 2009 are summarized as follows:

Cash paid during the period ended March 31, 2010 and 2009 for interest and income taxes:

	March 31, 2010	December 31, 2009
Income Taxes	16,059	-0-
Interest	4,360	-0-

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of March 31, 2010 and December 31, 2009 consists of the following:

	March 31, 2010	December 31, 2009
Property, plant and equipment	959,824	959,557
Less: accumulated depreciation	(132,800)	(126,507)
Property, plant and equipment, net	$827,024	$833,050

6.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As shown in the accompanying audited financial statements, the Company has a surplus book value and a positive cash flow from operations; however, the less than 10% of gross profit margin and the ever-increasing amount of accounts receivable have placed a doubt as to whether the Company can maintain its growth as a going concern. The ability of the Company to improve its profit level is dependent on developing operations, increasing revenues, and obtaining new capital. In terms of operating profit and cash flow analysis, the Company’s operating profit and cash flow are relatively improved compare to the same period last year. The reason for the improvement is that the Company has put greater effort in expanding the sales market development, widening the selling channel, introducing some byproducts of DAR. In the future, the Company will have a capital expansion plan and sales promotion plan which will give the advantage to the Company’s asset and profit level.

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2010 and 2009
(Expressed in USD)

Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

7.	SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on May 17, 2010. There are no subsequent events through May 17, 2010.

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

Our Business

Since the completion of the Plan of Exchange with Yinfa, our core business has been in pharmaceuticals and the continued operations of Yinfa. Yinfa is a Chinese pharmaceutical company focused on producing, processing and commercializing Dahurian Angelica Root (“DAR”), a popular Traditional Chinese Medicine (“TCM”) herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in China’s Sichuan Province is the major planting and production area in China for DAR as a result of the unique and ideal local climate and soil properties. Over 70% of DAR for general use and 100% of DAR for pharmaceutical use in China is produced in Suining. We have partnered with Chengdu University of Traditional Chinese Medicine for scientific development and technical support. Our business model has a system involving “Company + Research and Developmemt (“R&D”) Fields + Experienced DAR Farmers + Scientific Research + DAR Association” (this association explained below). Besides the producing and sales of DAR, we also make further processing of DAR due to its functions in expelling wind (in TCM terminology, which describes wind-cold exterior syndrome manifested by headache, supraobital pain and nasal obstruction), detoxification, anti-inflamatory and pain relieving. We, currently, offer the following products:

1.   Yishen Capsule: the Yishen Capsule is a TCM health care product, with Sichuan DAR as main ingredient together with other TCM herbs, such as Panax quinquefolius (commonly known as Ginseng), Rhizoma gastrodiae (commonly known as Tian ma), Eriobotrya japonica (commonly known as loquat or medlar), etc. This Yishen Capsule is effective in treating weariness, caused by hypoxia (hypoxia is a pathological condition in which the body is deprived of adequate oxygen supply).

2.    Bailing Capsule: the Bailing Capsule is made from Sichuan DAR (main ingredient), Glossy ganoderma (Glossy ganoderma helps to strengthen blood function and improve leukocyte level. Also, it is highly effective for strengthening body's own anticancer activity), Coix seed (Coix seeds stimulate the digestive and cardiovascular systems, are anti-inflammatory, and induce diuresis. Coix seeds are also used to treat the symptoms of diarrhea and arthritis), Chrysanthemum (which has properties of anti-HIV-1, antibacterial and antimycotic), etc. The production process includes raw ingredient selecting, drying, raw ingredient crushing, raw ingredient mixing, sterilizing, filling and packaging. It is a good medicine for healing exogenous headaches, migraine headaches, vascular headache to name a few.

3.     Zhiyuan Fragrant Bag: In this fragrant bag, the Sichuan DAR, together with Rhizoma atractylodis, Patchouli, Borneol, Rhizoma ligustici wallichii, Chinese cinnamon, chrysanthemum, Eupatorium fortunei Turcz. and peppermint, can be effective in cleansing, refreshing, and strengthening the immune system with its aroma-therapy properties. This fragrant bag, a further developed health care product originated from the traditional fragrant bag, is effective in anti-flu and anti-carsickness. 4. Kimchee Mate: This Kimchee Mate, with Sichuan DAR as main ingredient, is produced in modernized, high-temperature sterilization and vacuum packing. Kimchee Mate is used for making kimchee, and helps make the kimchee more fragrant and crisp.

On February 26, 2006, Sichuan Yinfa Resource Development Co., Ltd (“Yinfa Resource”), an affiliate company, successfully obtained the Good Agricultural Practice of Medical Plants and Animals (“GAP”) certification for DAR. The standards which must be met to obtain certification include the inspections of our environmental quality, seed quality, and strict monitoring of chemical residue levels from pesticides and fertilizers. These standards were adopted by the Chinese State Food and Drug Administration (the “SFDA”). On January 1, 2007, Yinfa Resource entered into, with Yinfa, a contract for the exclusive right of using the DAR GAP certificate from January 1, 2007 to December 31, 2017. Our R&D Fields for GAP production involves approximately 133,334 square meters of R&D planting fields farmed directly by Yinfa, and 1,333,340 square meters of fields farmed under the instructions and directions of Yinfa, all of which passed inspection by the SFDA and meet the specifications for GAP.  In order to expand production and meet the DAR demand in market, Yinfa increased, in December 2008, fields farmed under the instructions and directions of Yinfa by 2,141,544 square meters, with such fields of a total 3,474,884 square meters.

In December 14, 2006, Sichuan Province Suining City DAR Association (“Association”) successfully obtained the “Suining Sichuan Angelica” certified trademark issued by the China State Administration of Industry and Commerce through December 13, 2016, and is renewable. Yinfa signed an agreement with the Association, in which Yinfa has exclusive rights to use and benefit from the trademark. The significance of the trademark is that it is commonly known that the best quality DAR comes from Suining, Sichuan. There are approximately 235 regional certification trademarks like these in China, including 65 for natural resources, of which over 20 are for natural herb resources, which shows that these trademarks for natural resources are difficult to obtain. The development of Suining Sichuan DAR with GAP standard is supported by the National Scientific and Technical Supporting Program of the Ministry of Science and Technology of PRC; and also the National Scientific and Technical Supporting Program of Sichuan Provincial Science and Technology Department of PRC.

The price of raw DAR depends on supply and demand. As our business grows, we intend to further expand the Suining Sichuan DAR trademark, which is the highest quality DAR available grown within GAP standards and is most ideal for pharmaceutical use.

We believe our business model will help facilitate the process of growing and commercializing DAR, research and development, sales and marketing. Our current DAR-related products include the Bailing Capsule, Yisheng Capsule, Kimchee-Mate and Fragrant Bag, all of which have been certified by the SFDA and are being sold into the market via regional distributors throughout China. We will continue to explore the development and addition of DAR products in a range of foods, medicines and cosmetics. In addition, we continue to consider and explore opportunities to expand our current asset base and product offerings to increase our revenues. These opportunities may include, but are not limited to, acquisitions or licensing of additional products and the partnership or merger of Yinfa with other Chinese companies in synergistic or complementary industries.

Employees

As of March 31, 2010, we had 200 full-time employees. There are 35 managers. There are 126 which have college undergraduate degrees. There are 32 specialists in researching and development, of which 9 have doctorate degrees.  All employees are working in our subsidiary located in China.

Seasonality

The planting of DAR is subject to seasonal fluctuations. DAR is planted during the winter months and is suitable for harvest in the summer. The prime season for harvest is typically from July through November, subject to climate conditions. As a result, we typically enter into contracts with farmers during the first quarter of the fiscal year for the purchase of raw DAR, and purchase raw DAR from farmers during the third and forth quarters. We then process the harvested DAR and sell products to our customers throughout the year. Therefore, our revenues occur throughout the year.

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended March 31, 2010.

As a result of the Company’s implementation of the Codification during the quarter ended March 31, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Results of Operations for the Three Months Ended March 31, 2010

Balance Sheet

Our total assets for the three months ended March 31, 2010 were US $2,264,750 compared to the three months ended March 31, 2009 were US $2,190,144. Total liabilities increased to US $1,319,619 for the three months ended March 31, 2010 from US $1,302,794 for the three months ended March 31, 2009, principally due to an increase in the tax payable.

Balance Sheet	March 31, 2010	December 31, 2009
Total Assets	$1,437,726	$1,357,094
Total Liabilities	1,319,619	1,302,794
Net Assets	827,024	833,050

Results of Operations

Profit/Loss	For the Three Months Ended
	March 31, 2010	March 31, 2009
Operating Income (Loss)	$67,124	$379
Net Income (Loss) Before Tax	69,140	2,385
Corp. Income Tax	16,059	(16,927)
Net Income (Loss)	53,081	14,542

Revenues

Our revenues for the three months ended March 31, 2010 were US $1,519,330, an increase of 210% over revenues of US $490,547 for the three months ended March 31, 2009. The increase in sales revenues was due primarily to an increase in the volume of sales of DAR received during the three months ended March 31, 2010. Most of the revenue growth was attributable to increased sales in raw DAR. Our sales arrangements are not subject to any warranties.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor costs. Our cost of sales for the three months ended March 31, 2010 was US $1,386,418, or approximately 91% of revenues, compared to US $364,281, or approximately 74% of revenues for the three months ended March 31, 2009. The increased costs of sales and comparatively lower gross profit rate for the three months ended March 31, 2009 were principally due to the increase of sales volume, but rising DAR costs could not be passed on to consumers due to not having enough inventory, so additional inventory had to be purchased at higher costs. Inventory levels need to be increased to maintain better cost of goods margins.. From the beginning of the year 2010, drought hit many production places of DAR, resulting in a price increase for raw DAR. Also, we had to purchase more raw DAR due to the increased demand, and with shortage of supply in the market, resulted in the significant increased cost of sales for the three months ended March 31, 2010.

Gross profit for the three months ended of March 31, 2010 increased by approximately 5% to US $132,912 from US $126,267 for the three months ended March 31, 2009. Gross profit margin for the three months ended March 31, 2010 was 9% compared to 26% for the three months ended March 31, 2009.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 decreased by 48% to US $65,788 from US $125,887 for the three months ended March 31, 2009. The operating expenses included selling, general and administrative (“SG&A”) expense and interest cost. SG&A decreased overall to US $42,912 for the three months ended March 31, 2010 compared to US $90,183 for the three months ended March 31, 2010. The decrease of SG&A is primarily due to a decrease in fees and expenses for managing the public entity for the three months ended March 31, 2010. Selling expense for the three months ended March 31, 2010 increased to US $18,516 compared to US $8,281 for the three months ended March 31, 2009. This increase is primarily due to the relevant increase of expenses and costs for delivery and storage in warehouse directly correlated to the increase of product sales. The interest cost for the three months ended March 31, 2010 decreased to US $4,360 compared to US $27,423 for the three months ended March 31, 2009 due to a decrease in the Company’s indebtedness.

Other Income/Expense

For the three months ended March 31, 2010, we had total other income of US $2,017, including rental income of US $967, and non-operating income of US $1,810, and we had non-operating expense of US $760, compared to other income of US $2,005 for the three months ended March 31, 2009.

Impact of Inflation

We believe that inflation has had a negligible effect on operations for the three months ended March 31, 2010. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China.  However, the beginning of the year 2010 was impacted by drought that hit many production places of DAR, resulting in a price increase for raw DAR. We believe this is a short-term impact on inflation. We also believe that we can offset any inflationary increases in the cost of sales by continuing to increase our sales of DAR in response to continued demand and by improving operating efficiencies.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. For the three months ended March 31, 2010, we accrued income taxes of US $16,059. For the three months ended March 31, 2009, we accrued income taxes of US $16,927.

Net Income

We had net income for the three months ended March 31, 2010 of US $57,780, an increase of 289% compared to net income for the three months ended March 31, 2009 of US $14,862.  The improvement in our net income for the three months ended March 31,2010 is attributable principally to increased sales revenue, lower SG&A expense, and a foreign currency translation gain between the RMB and U.S. dollar of US $4,699.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Net cash outflows from operating activities were US $17,206 for the three months ended March 31, 2010, compared to net cash outflows of US $91,464 from operating activities for the three months ended March 31, 2009. Decrease in net cash outflows from operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009was due primarily to an increase of profit and a reduction of inventories.

There were no net cash flows provided by or used in investing activities during  the three months ended March 31, 2010 and March 31, 2009.

There were no net cash flows used in or provided by financing activities during the three months ended March 31, 2010 and March 31, 2009.

Overall, we have funded our cash needs from inception through March 31, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $5,284 on hand for the three months ended March 31, 2010, a decrease of US $18,211 from the beginning of the year and attributable in substantial part to a reduction in cash inflow. Currently, we have enough capital to fund our operations because we have a sizable accounts receivable to fund operations. The Company expects to receive these funds on time. But if accounts receivable cannot be collected timely, we may not be able to sustain our capital needs. Therefore, we will strengthen the management toward accounts receivable to quicken the collection of such accounts receivable.

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

Off-Balance Sheet Arrangements

For the three months ended March 31, 2010, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2010, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

On April 14, 2010, we filed a Form 8-K with the SEC, announcing that we will restate our historical financial statements.  The Board concluded that the Company must restate its historical financial statements for the third quarter of 2009 to accurately record 43,000,000 common shares that were cancelled in error.

On July 30, 2009, the Company and Mr. Lei Guo, the Trustee, on behalf of Sichuan Yinfa Resource Co., Ltd, the Trustor, agreed to terminate the Note, issued on January 21, 2009. Pursuant to the termination of the Lease Property and Note, effective July 30, 2009, the 12,605,615 shares of the Company’s Class A Common Stock issued to the Trustee, on March 30, 2009, were withdrawn and cancelled, but the Trustee was allowed to retain the 43,000,000 shares of the Common Stock issued December 30, 2008.

The Form 10-Q quarterly report for period ended September 30, 2009 reported in error that the 43,000,000 shares in connection with the termination of the Lease Property and Note were being withdrawn and cancelled in the financial statement footnotes under Note D.

Accordingly, the financial statements and all similar communications issued by the company relating to those periods should not be relied upon pending completion of the restatements.

The Board of Directors anticipates its review of the Company’s financial statements will be completed by the end of the second quarter. As soon as practicable following the completion of the review, the Company intends to prepare restated financial statements for all affected periods and thereafter become current on the filing of its periodic reports required under the Securities Exchange Act of 1934, as amended.

The Company has discussed the above matters with Lake & Associates, CPA, the Company’s independent registered public accounting firm.

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

CHINA HEALTH RESOURCE, INC.

Dated: May 24, 2010	By: /s/ Chen, Jiang
Chen, Jiang
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 24, 2010	By: /s/ Zhou, Yi
Zhou, Yi
Chief Financial Officer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X