Form 10-Q/A
period 2009-09-30
CHINA HEALTH RESOURCE, INC.
filed 2010-07-16
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

China Health Resource, Inc. ("CHRI" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, originally filed November 23, 2009 (the "Third Quarter 2009 Form 10-Q"), to amend and restate the following previously-filed financial statements (the “Restatement”): our unaudited consolidated balance sheet and unaudited statement of operations as of September 30, 2009 contained in Part I, Item 1 of this Amendment. The Restatement results from our Board of Director’s determination subsequent to the issuance of our financial statements for the quarter ended September 30, 2009 that there were errors in the recording of the number of shares of the Company's Class A common stock (the "Class A Common Stock"), issued and outstanding and, therefore, our unaudited consolidated financial statements required restatement.

As previously announced in the Company's Current Report on Form 8-K filed April 15, 2010, financial information for the interim period ended September 30, 2009 contained in the previously-filed quarterly report and any related earnings press releases and similar communications issued by us related to this period should not be relied upon.  To the extent there are discrepancies between this Amendment and the previous report, press releases and similar communications, the information in this Amendment shall control.

Background of the Restatement

Effective July 30, 2009, the Company and Mr. Lei Guo, as Trustee for the Sichuan Yinfa Resource Co., Ltd. (“Trustee”), terminated the following agreements:  (1) Contract of Lease of Property entered into between CHRI and Trustee, dated December 19, 2008 (the “Property Lease”), with respect to the 3,262 acres of leased forest area property, license number B5103185981, located in Heiwengtang Valley, Xianping Forestry, Pingwu County, Mianyang City, Sichuan Province, the People’s Republic of China; and (2) the Amended and Restated Convertible Promissory Note (the “Note”), issued on January 21, 2009 and effective as of December 31, 2008, as rent for the Lease Property.  In connection with the termination of the Lease Property and Note, the 12,605,615 shares of Class A Common Stock issued to the Trustee on March 30, 2009, were withdrawn and cancelled and the Trustee was allowed to retain the 43,000,000 shares of Class A Common Stock issued to the Trustee on December 30, 2008.

The Company disclosed these matters in a Current Report on Form 8-K filed August 11, 2009.

During the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the "2009 10-K"), we discovered that the Third Quarter 2009 Form 10-Q erroneously reported that 43,000,000 shares of Class A Common Stock had been withdrawn and cancelled.  The financial statements contained in the Third Quarter 2009 Form 10-Q should have recorded that, as of September 30, 2009, the Company had 142,288,894 shares of Class A Common Stock outstanding.

The Company's audited financial statements contained in the 2009 10-K correctly reflect  the withdrawn and cancelled shares of Class A Common Stock.

During the preparation of the Restatement, we identified the following additional errors (the "Additional Errors") in the Third Quarter 2009 Form 10-Q regarding the description of the Company's capital stock:

•
The report erroneously stated the par value of the Company's Class A Common Stock to be $0.01 per share.  Effective April 15, 2009, the Company amended and restated its Certificate of Incorporation to decrease the Class A Common Stock’s par value to $0.001 per share.

•
The report erroneously stated that there were 8,344 shares of  Class B common stock ("Class B Common Stock") authorized as of September 30, 2009.  Effective April 15, 2009, the Company amended and restated its Certificate of Incorporation to eliminate the Class B Common Stock.

•
The report failed to state that the Company is authorized to issue 50,000,000 shares of undesignated preferred stock ("Preferred Stock"). Effective April 15, 2009, the Company amended and restated its Certificate of Incorporation to authorize the issuance of 50,000,000 shares of Preferred Stock.

We also discovered that the Additional Errors appeared in the audited financial statements contained in the 2009 10-K filed on April 15, 2010.

The Additional Errors are not significant, individually or in the aggregate.

Determinations

We announced on April 15, 2010 that the Board of Directors had determined that we would restate our financial statements for the fiscal quarter ended September 30, 2009 as a result of errors in those financial statements.  Our Board of Directors and senior management, assisted by outside consultants and Lake & Associates, CPA’s LLC, the Company’s independent registered public accounting firm, commenced, and have now completed, a review of the facts and circumstances that gave rise to the erroneous recording of the withdrawal and cancellation of 43,000,000 shares of Class A Common Stock and the Additional Errors appearing in the financial statements as described above.

As a result of the review and as described in Part I, Item 4T, Controls and Procedures, in this report, the Company identified a material weakness in our internal control over financial reporting due to a shortage of experienced accounting staff and the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by the Chief Financial Officer with no oversight by other members of management with appropriate accounting experience. Our President does possess accounting expertise, but the Board of Directors does not have an audit committee. This material weakness was due to the Company's lack of working capital to hire additional staff.  The Company also concluded that its disclosure controls and procedures were not effective as of September 30, 2009.  As of the date of this report, we have remediated the material weakness in our internal control over financial reporting and deficiencies in our disclosure controls and procedures.

Impact of Corrections on Previously-Issued Consolidated Financial Statements

As a result of the Restatement, the unaudited balance sheet and unaudited statement of operations appearing in the Third Quarter 2009 Form 10-Q have been restated as follows:

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Balance Sheets
As of The Nine Months Ended September 30, 2009 and 2008

ASSETS	September 30, 2009	December 31, 2008
CURRENT ASSETS
Cash and Cash Equivalents	$14,561	$101,497
Accounts Receivable	1,211,190	441,047
Note Receivable	365,185	378,054
Employee Advances	16,128	3,016
Advances to Suppliers	-	162,158
Prepaid Expenses	(0)	59,648
Inventory	120,219	264,177
TOTAL CURRENT ASSETS	1,727,283	1,409,598

FIXED ASSETS
Property, Plant, and Equipment	968,962	6,912,234
Accumulated Depreciation	(115,233)	(154,759)
TOTAL NET FIXED ASSETS	853,729	6,757,475

TOTAL ASSETS	2,581,011	8,167,073

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	199,554	238,275
Other Payables	161,570	87,678
Note Payable -Convertible Debt	-	3,500,000
Due to Shareholder	83,258	83,258
Taxes Payable	227,761	241,493
Notes Payable - Current Portion	413,111	412,773
TOTAL CURRENT LIABILITIES	1,085,254	4,563,477

LONG-TERM LIABILITIES
Notes Payable-Convertible debt	-	2,210,994
TOTAL LONG-TERM LIABILITIES		2,210,994

TOTAL LIABILITIES	1,085,254	6,774,471

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
142,288,894 issued and outstanding, par value $0.001)	142,289	142,289
Undesignated preferred stock (50,000,000 shares authorized,
0 issued and outstanding, par value $0.01)	-	-
Additional paid in capital	1,145,832	1,145,832
Accumulated other comprehensive income	189,030	149,523
Retained earnings (deficit)	18,606	(45,042)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,495,757	1,392,602

TOTAL LIABILITIES AND EQUITY	$2,581,011	$8,167,073

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Operations
For the period Ended September 30, 2009 and 2008

	For the three months ended September 30		For the 9 months ended
	2009	2008	2009	2008
REVENUES
Sales	1,535,111	$625,656	$2,818,426	$860,222
Cost of Sales	1,266,501	390,679	2,289,858	$545,541
GROSS PROFIT	268,610	234,977	528,568	$314,681

OPERATING EXPENSES
Selling, General, and Administrative	176,764	121,711	405,502	$267,667
Financial Expense	-	-
Interest Expense	4,074	4,654	37,817	$31,479
Distribution Costs	-	-	-	$-
TOTAL OPERATING EXPENSES	180,838	126,365	443,319	299,146

OPERATING INCOME (LOSS)	87,772	108,612	85,249	$15,535

OTHER INCOME / (EXPENSES)
Non-Operating Expenses		-	-	$-
Government Grants		14,315	-	$14,315
Other	-	12	7,254	$2,695
TOTAL OTHER INCOME / (EXPENSE)	-		7,254	17,009
		-
NET INCOME (LOSS) BEFORE TAXES	87,772	122,939	92,503	32,544

INCOME TAX EXPENSE	2	-	24,567	$-
		-
NET INCOME (LOSS)	87,770	122,939	67,936	$32,544

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	15,426	14,824	16,002	$73,570

COMPREHENSIVE INCOME (LOSS)	103,196	$123,436	$83,938	$106,114

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	142,288,894	99,288,842	142,288,894	99,288,842
Fully diluted	142,288,894	109,631,435	142,288,894	109,631,435

NET LOSS PER COMMON SHARE
Basic	**	**	**	**
Fully diluted	**	**	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

The following items in this report have been amended as a result of the Restatement:

Part I:

Item 1:        Financial Statements (Unaudited)
Item 4T:     Controls and Procedures

Concurrently with the filing of this report, we are also amending the following previously-filed reports:

2009 10-K

Part II:        Item 9A(T): Controls and Procedures
Part IV:       Item 15: Exhibits and Financial Statement Schedules

Quarterly Report on Form 10-Q for the period ended March 31, 2010

Part I:          Item 4T: Controls and Procedures

For convenience of the reader, this Form 10-Q/A sets forth the Third Quarter 2009 Form 10-Q in its entirety, as amended by, and to reflect, the Restatement.  We have not modified or updated disclosures presented in the Third Quarter 2009 Form 10-Q, except as required to reflect the effects of this Restatement. Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the Third Quarter 2009 Form 10-Q.

PART I.   FINANCIAL INFORMATION

Page
ITEM 1.	FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q/A are as follows:

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

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Balance Sheets
As of The Nine Months Ended September 30, 2009 and 2008

ASSETS	September 30, 2009	December 31, 2008
CURRENT ASSETS
Cash and Cash Equivalents	$14,561	$101,497
Accounts Receivable	1,211,190	441,047
Note Receivable	365,185	378,054
Employee Advances	16,128	3,016
Advances to Suppliers	-	162,158
Prepaid Expenses	(0)	59,648
Inventory	120,219	264,177
TOTAL CURRENT ASSETS	1,727,283	1,409,598

FIXED ASSETS
Property, Plant, and Equipment	968,962	6,912,234
Accumulated Depreciation	(115,233)	(154,759)
TOTAL NET FIXED ASSETS	853,729	6,757,475

TOTAL ASSETS	2,581,011	8,167,073

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	199,554	238,275
Other Payables	161,570	87,678
Note Payable -Convertible Debt	-	3,500,000
Due to Shareholder	83,258	83,258
Taxes Payable	227,761	241,493
Notes Payable - Current Portion	413,111	412,773
TOTAL CURRENT LIABILITIES	1,085,254	4,563,477

LONG-TERM LIABILITIES
Notes Payable-Convertible debt	-	2,210,994
TOTAL LONG-TERM LIABILITIES		2,210,994

TOTAL LIABILITIES	1,085,254	6,774,471

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
142,288,894 issued and outstanding, par value $0.001)	142,289	142,289
Undesignated preferred stock (50,000,000 shares authorized,
0 issued and outstanding, par value $0.01)	-	-
Additional paid in capital	1,145,832	1,145,832
Accumulated other comprehensive income	189,030	149,523
Retained earnings (deficit)	18,606	(45,042)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,495,757	1,392,602

TOTAL LIABILITIES AND EQUITY	$2,581,011	$8,167,073

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Operations
For the period Ended September 30, 2009 and 2008

	For the three months ended September 30		For the 9 months ended
	2009	2008	2009	2008
REVENUES
Sales	1,535,111	$625,656	$2,818,426	$860,222
Cost of Sales	1,266,501	390,679	2,289,858	$545,541
GROSS PROFIT	268,610	234,977	528,568	$314,681

OPERATING EXPENSES
Selling, General, and Administrative	176,764	121,711	405,502	$267,667
Financial Expense	-	-
Interest Expense	4,074	4,654	37,817	$31,479
Distribution Costs	-	-	-	$-
TOTAL OPERATING EXPENSES	180,838	126,365	443,319	299,146

OPERATING INCOME (LOSS)	87,772	108,612	85,249	$15,535

OTHER INCOME / (EXPENSES)
Non-Operating Expenses		-	-	$-
Government Grants		14,315	-	$14,315
Other	-	12	7,254	$2,695
TOTAL OTHER INCOME / (EXPENSE)	-		7,254	17,009
		-
NET INCOME (LOSS) BEFORE TAXES	87,772	122,939	92,503	32,544

INCOME TAX EXPENSE	2	-	24,567	$-
		-
NET INCOME (LOSS)	87,770	122,939	67,936	$32,544

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	15,426	14,824	16,002	$73,570

COMPREHENSIVE INCOME (LOSS)	103,196	$123,436	$83,938	$106,114

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	142,288,894	99,288,842	142,288,894	99,288,842
Fully diluted	142,288,894	109,631,435	142,288,894	109,631,435

NET LOSS PER COMMON SHARE
Basic	**	**	**	**
Fully diluted	**	**	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the nine months ended September 30, 2009 and 2008

	For the nine months ended September 30, 2009 and 2008
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$67,936	$32,544
Adjustments to reconcile net income to
net cash used in operating activities:
Shares issued for services	84,251
Depreciation	25,474	31,269
Accounts receivable	(770,146)	(188,597)
Other Receivable	149,047	(506)
Prepaid Expenses	59,647	97,872
Inventory	143,958	(64,340)
Accounts payable and accrued liabilities	(38,721)	3,706
Other payable	74,230	84,952
Tax payable	(13,732)	(28,645)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(218,055)	(31,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Notes Receivable	12,869	-
Proceeds from sale of property and equipment	102,248
Purchase of property, plant, and equipment	-	(48,597)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	115,117	(48,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term-note payable	-	(116,081)
Proceeds from issuance of short-term note	-	147,278
Proceeds from note receivable
Proceeds from shareholder loan	-	-
Payments on short-term-note payable	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	31,197

FOREIGN CURRENCY TRANSLATION	16,002	73,570

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,936)	24,425

CASH AND CASH EQUIVALENTS:
Beginning of period	101,497	36,127
End of period	$14,561	$60,552

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of certain accounts payable	$-	$-
Common stock issued for services	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA HEALTH RESOURCE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2009 and the results of operations for the Nine months ended September 30, 2009 and 2008.  The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the Nine months ended September 30, 2009, as filed on Form 10-Q.

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

NOTE E – RESTATEMENT

On April 15, 2010, the Company determined that a restatement of its financial statements for the nine months ended September 30, 2009 was necessary to properly state the par value of its stock and to reflect 43,000,000 shares of stock that were outstanding as of September 30, 2009 but previously reported as canceled shares.

The effect of these restatements on the Company’s previously issued unaudited September 30, 2010 financial statements is detailed below:

Balance Sheet as of September 30, 2009

	Previously
	Reported	Adjustments		As Restated

STOCKHOLDERS' EQUITY
Par Value of Common Stock	992,889	(850,600)	(1)	142,289
Additional paid in capital	210,981	934,851	(1,2)	1,145,832
Accumulated other comprehensive income	189,030	-		189,030
Retained earnings	102,857	(84,251)	(2)	18,606
TOTAL STOCKHOLDERS' EQUITY	1,495,757	-		1,495,757

Statement of Operations for the Three Months Ended September 30, 2009

	Previously
	Reported	Adjustments		As Restated

Selling, General and Administrative Expenses	111,764	65,000	(2)	176,764
Interest Expense	(15,177)	19,251	(2)	4,074
TOTAL OPERATING EXPENSES	96,587	84,251		180,838

NET INCOME BEFORE INCOME TAXES	172,024	(84,251)	(2)	87,772

NET INCOME	172,022	(84,251)	(2)	87,770

COMPREHENSIVE INCOME	187,448	(84,251)	(2)	103,197

Statement of Operations for the Nine Months Ended September 30, 2009

	Previously
	Reported	Adjustments		As Restated

Selling, General and Administrative Expenses	340,502	65,000	(2)	405,502
Interest Expense	18,565	19,251	(2)	37,816
TOTAL OPERATING EXPENSES	359,067	84,251		443,318

NET INCOME BEFORE INCOME TAXES	176,754	(84,251)	(2)	92,503

NET INCOME	152,187	(84,251)	(2)	67,936

COMPREHENSIVE INCOME	168,189	(84,251)	(2)	83,938

Statement of Cash Flows for the Nine Months Ended September 30, 2009

	Previously
	Reported	Adjustments		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income after income tax	152,187	(84,251)	(2)	67,936
Adjustment for shares not withdrawn	-	84,251	(2)	84,251
TOTAL OPERATING EXPENSES	(218,055)	-		(218,055)

(1)
The Company erroneously stated the par value of the Company's Class A Common Stock to be $0.01 per share.  Effective April 15, 2009, the Company amended and restated its Certificate of Incorporation to decrease the Class A Common Stock's par value to $0.001 per share.

(2)	The Company erroneously reported 43,000,000 shares of Class A Common Stock had been withdrawn and canceled.

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

Balance Sheet	September 30, 2009	December 31, 2008
Total Assets	$2,581,011	$8,167,073
Total Liabilities	1,085,254	6,774,470
Net Assets	1,495,757	1,392,603

Results of Operations

Profit/Loss	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Operating Income	$85,249	$15,535
Net Income Before Tax	92,503	32,544
Corp. Income Tax	24,567	-
Net Income	67,936	32,544

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

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (As Revised)

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the Restatement described in the Explanatory Note, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of  our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of December 31, 2009 as more fully described in “Management’s Report on Internal Control over Financial Reporting (As Revised)” in Amendment No. 1 to our Annual Report on 10-K on Form 10-K/A filed concurrently with this report.  A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the re-evaluation and because of the material weakness in internal control, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2009.

As of the date of the filing of this report, we have remedied this deficiency in our disclosure controls and procedures by implementing additional controls and procedures, as described below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.   During the second quarter of 2010, certain remedial efforts to address the material weakness in our internal control and deficiency in our disclosure controls and procedures have been undertaken, or will be undertaken, as described below.

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

Remediation

Subsequent to April 15, 2010 through the filing date of this report, we have undertaken or will undertake the following remedial efforts to address the material weakness in our internal control over financial reporting and deficiencies in our disclosure controls and procedures:

•
We have hired an accountant experienced with generally accepted accounting principles in the United States of America and related reporting requirements to assist the Chief Financial Officer with the preparation of the Company's financial statements.

•	We intend to raise additional capital to hire additional accountant staff where needed to assist with financial reporting as soon as our finances will allow.
•
We have implemented a revised review process by using the internal control worksheet we developed to insure that disclosure of all required information is included in future company regulatory filings.

•
We have provided guidance and additional training to the Chief Financial Officer regarding the appropriate accounting treatment for complex transactions of the type involved in the Restatement and the proper recording of changes in the Company's capital stock.

•
We have hired additional, outside consultants and accounting professionals to assist management with the preparation of financial statements to be included in reports required under U.S. securities law.

•
The Company's outside consultants and Lake & Associates, CPA’s LLC, the Company’s independent registered public accounting firm, have reviewed applicable reporting obligations required under U.S. securities law with the Chief Financial Officer and other members of senior management and have developed an internal control worksheet designed to ensure that required disclosures are made on a timely basis.

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

CHINA HEALTH RESOURCE, INC.

Dated: July 15, 2010	By: /s/ Jiang Chen
Jiang Chen
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 15, 2010	By: /s/ Yi Zhou
Yi Zhou
Chief Financial Officer and Director (Principal Financial Officer)

CHINA HEALTH RESOURCE, INC.
(the “Registrant”)
(Commission File No. 000-50029)
Exhibit Index
to
Quarterly Report on Form 10-Q/A
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