Form 10-K/A
period 2009-12-31
CHINA HEALTH RESOURCE, INC.
filed 2010-07-16
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Common Stock, Class A, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of December 31, 2009, there were 142,288,894 shares of the registrant’s Class A Common Stock, par value $0.001, issued and outstanding, of which approximately 76,965,906 are held by non-affiliates of the registrant.   The aggregate market value of securities held by non-affiliates is approximately $384,830 as of June 30, 2009, based upon the registrant’s closing bid price as quoted on the OTC Bulletin Board on June 30, 2009, of $0.005 per share.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) of China Health Resource, Inc. (the “Company”) for the fiscal year ended December 31, 2009 previously filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “2009 Form 10-K”) to effect the following amendments:

(a)
Part II, Item 9A(T): Controls and Procedures.  The disclosure in this Item has been amended in light of the material weakness in internal control over financial reporting identified in connection with the restatement (the "Restatement") of the registrant’s financial statements contained in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (the "Third Quarter 2009 Form 10-Q"), as described below.

(b)
Part IV, Item 15:  Exhibits and Financial Statement Schedules. The disclosure in this Item has been amended to correct certain errors appearing in our previously-filed financial statements as of December 31, 2009.

Except for the amendments described above, this Form 10-K/A does not revise, update, or in any way affect any information or disclosure contained in the 2009 Form 10-K and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-K/A should be read in conjunction with our SEC filings made subsequent to the 2009 Form 10-K.

Concurrently with the filing of this report, we are also amending the following previously-filed reports:

Form 10-Q for the period ended September 30, 2009 - Part I:

Item 1:      Financial Statements (Unaudited)
Item 4T:   Controls and Procedures

Form 10-Q for the period ended March 31, 2010 - Part I:

Item 4T:   Controls and Procedures

Background of the Restatement of the Company's Financial Statements

Effective July 30, 2009, the Company and Mr. Lei Guo, as Trustee for the Sichuan Yinfa Resource Co., Ltd. (“Trustee”), terminated the following agreements:  (1) Contract of Lease of Property entered into between CHRI and Trustee, dated December 19, 2008 (the “Property Lease”), with respect to the 3,262 acres of leased forest area property, license number B5103185981, located in Heiwengtang Valley, Xianping Forestry, Pingwu County, Mianyang City, Sichuan Province, the People’s Republic of China; and (2) the Amended and Restated Convertible Promissory Note (the “Note”), issued on January 21, 2009 and effective as of December 31, 2008, as rent for the Lease Property.  In connection with the termination of the Lease Property and Note, the 12,605,615 shares of  the Company's Class A common stock (the "Class A Common Stock"), issued to the Trustee on March 30, 2009, were withdrawn and cancelled and the Trustee was allowed to retain the 43,000,000 shares of the Class A Common Stock issued to the Trustee on December 30, 2008.

The Company disclosed these matters in a Current Report on Form 8-K filed August 11, 2009.

During the preparation of the Company's 2009 Form 10-K, we discovered that the Third Quarter 2009 Form 10-Q erroneously reported 43,000,000 shares of Class A Common Stock had been withdrawn and cancelled.  The financial statements contained in the Third Quarter 2009 Form 10-Q should have recorded that, as of September 30, 2009, the Company had 142,288,894 shares of Class A Common Stock outstanding.

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

Determinations

We announced on April 15, 2010 that the Board of Directors had determined that we would restate our financial statements for the fiscal quarter ended September 30, 2009 as a result of errors in those financial statements.  The Restatement results from our Board of Director’s determination subsequent to the issuance of our financial statements for the quarter ended September 30, 2009 that there were errors in the recording of the number of shares of Class A Common Stock issued and outstanding and, therefore, our unaudited consolidated financial statements required restatement.  Our Board of Directors and senior management, assisted by outside consultants and Lake & Associates, CPA, the Company’s independent registered public accounting firm, commenced, and have now completed, a review of the facts and circumstances that gave rise to the erroneous recording of the withdrawal and cancellation of 43,000,000 shares of Class A Common Stock and the Additional Errors appearing in the financial statements as described above.

As a result of the review and as described in Part II, Item 9A(T), Controls and Procedures, in this report, the Company identified a material weakness in our internal control over financial reporting due to a shortage of experienced accounting staff, and the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by the Chief Financial Officer with no oversight by other members of management with appropriate accounting experience. Our President does possess accounting expertise, but the Board of Directors does not have an audit committee. This material weakness was due to the Company's lack of working capital to hire additional staff. The Company also concluded that its disclosure controls and procedures were not effective as of December 31, 2009.  As of the date of this report, we have remediated the material weakness in our internal control over financial reporting and deficiencies in our disclosure controls and procedures.

Impact of Corrections on Previously-Issued Consolidated Financial Statements

As a result of the Additional Errors described above, the audited balance sheet appearing in the 2009 10-K has been amended as follows:

China Health Resource, Inc. and Subsidiary
Audited Consolidated Balance Sheets
As of December 31, 2009 and 2008

ASSETS	December 31, 2009	December 31, 2008
CURRENT ASSETS
Cash and Cash Equivalents	$18,211	$101,497
Accounts Receivable	889,020	441,047
Note Receivable	350,312	378,054
Employee Advances	14,916	3,016
Advances to Suppliers	55,630	162,158
Prepaid Expenses	-	59,648
Inventory	29,006	264,177
TOTAL CURRENT ASSETS	1,357,094	1,409,598

FIXED ASSETS
Property, Plant, and Equipment	959,557	6,912,234
Accumulated Depreciation	(126,507)	(154,759)
TOTAL NET FIXED ASSETS	833,050	6,757,475

TOTAL ASSETS	$2,190,144	$8,167,073

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$268,849	$238,275
Other Payables	113,592	87,678
Note Payable-Convertible Debt	-	3,500,000
Due to Shareholder	376,457	83,258
Taxes Payable	309,574	241,493
Notes Payable - Current Portion	234,322	412,773
TOTAL CURRENT LIABILITIES	1,302,794	4,563,477

LONG-TERM LIABILITIES
Notes Payable-Convertible debt	-	2,210,994
TOTAL LONG-TERM LIABILITIES	-	$2,210,994

TOTAL LIABILITIES	1,302,794	6,774,471

STOCKHOLDERS' EQUITY
Common stock Class A ( 500,000,000 shares authorized,
142,288,894 issued and outstanding, par value $0.001)	142,289	142,289
Undesignated Preferred Stock ( 50,000,000 shares authorized,
0 issued and outstanding, par value $0.01)	-	-
Additional paid in capital	1,145,832	1,145,832
Accumulated other comprehensive income	157,143	149,523
Retained earnings (deficit)	(557,914)	(45,042)
TOTAL STOCKHOLDERS' EQUITY	887,350	1,392,602

TOTAL LIABILITIES AND EQUITY	$2,190,144	$8,167,073

The accompanying notes are an integral part of these financial statements.

The audited Consolidated Statement of Operations was not affected by the errors, but is presented here as follows:

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

The audited Consolidated Statement of Cash Flows was not affected by the errors, but is presented here as follows:

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

As a result of the Additional Errors described above, the audited Consolidated Statement of Equity appearing in the 2009 10-K has been amended as follows:

China Health Resource, Inc. and Subsidiary
Audited Consolidated Statement of Equity
For the years Ended December 31, 2009 and 2008

							Accumulated
							Other
	Class A Shares	par value 0.001	Class B Shares	par value 0.01	Paid-in Capital	Earnings	Comprehensive Income	Total

Balances, December 31, 2007	99,288,842	$99,289	2,000	$20	$3,089,069	$(301,942)	$76,117	$2,962,553

Issuance for lease of property	43,000,000	43,000			22,000			65,000
Cancellation of Class B common stock	-	-	(2,000)	$(20)	(1,965,237)	-	-	(1,965,257)
Net Income (Loss) for the period						$256,900		256,900
Other comprehensive income	-	-	-	-	-	-	$73,406	73,406
Balances, December 31, 2008	142,288,842	142,289	-	-	$1,145,832	$(45,042)	$149,523	$1,392,602

Proceed from shareholder
Fractional shares	52	$-	-	-	$-	$-	-	-
Net Income(Loss) for the period						$(512,872)	-	(512,872)
Other comprehensive income	-	-	-	-	-	-	$7,620	7,620
Balances @ December 31, 2009	142,288,894	$142,289	-	$-	$1,145,832)	$(557,914)	$157,143	$887,350

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Notes to Audited Financial Statements (revised)
For the Years Ended December 31, 2009 and 2008

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

On July 23, 2007, the Company effected a forward stock split of the Company's Class A Common Stock, pursuant to the Delaware General Corporation Law, exchanging one (1) existing share of Class A Common Stock for two (2) shares of post-forward split Class A Common Stock. The number of outstanding shares of the Company’s Class A common stock was increased from 49,644,447 to 99,288,842 shares and par value of its Class A common stock was unchanged at $0.01.

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

On April 15, 2009, the Company filed with the Delaware Secretary of State its Amended and Restated Articles of Incorporation, which changed the Class A Common Stock par value from $0.01 to $0.001, eliminated the Class B Common Stock, and authorized to issue 50,000,000 shares of undesignated Preferred Stock, at par value of $0.01.

NOTE M –NOTE PAYABLE-CONVERTIBLE DEBT

On December 30, 2008 the Company issued a convertible note to an un-related party for the purchase of land usage rights and forestry rights to 3,261.79 acres valued at $5,775,994. The Note has a stated simple interest rate of 1.5% per year.  Interest is payable upon conversion dates.  The note has fixed conversion dates, share prices as follows:

On March 30, 2009 the company planned to issue 12,500,000 shares valued at $.20 per share total $2,500,000.

On December 30, 2009 the company planned to issue 2,500,000 shares valued at $.40 per share total $1,000,000

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

NOTE O - CONCENTRATION AND RISK

(a)     Major customers

For the year ended December 31, 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

The Company had two customer that individually comprised 84% and 10% of net revenue for the year ended December 31, 2009, respectively.

As of December 31, 2009

Customers		Revenues			Accounts Receivable
Customer A		$3,595,368	84%		$752,877	85%
Customer B		423,265	10%		63,167	7%
	Total:	$4,018,633	94%	Total:	$816,044	92%

(b)   Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE P - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through April 14, 2010, the date that the financial statements were available to be issued, and no such events have occurred.

PART II, ITEM 9A(T): CONTROLS AND PROCEDURES

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

In connection with the Restatement described in the Explanatory Note, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures and determined that there was a material weakness in our internal control over financial reporting as of December 31, 2009 as more fully described below. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the re-evaluation and because of the material weakness in internal control, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2009.

As of the date of the filing of this report, we have remedied this deficiency in our disclosure controls and procedures by implementing additional controls and procedures, as described below, designed to ensure completeness and more effective control over disclosures.

Management's Report on Internal Control Over Financial Reporting (As Revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by our Board of Directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("GAAP").

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

In connection with the Restatement described in the Explanatory Note, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, re-assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management’s re-assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In performing the re-assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP because of the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by the Chief Financial Officer with no oversight by another internal professional with accounting expertise. Our President does possess accounting expertise but our Board of Directors does not have an audit committee. This material weakness is due to the company's lack of working capital to hire additional staff.

As of the date of the filing of this report, we have remedied the material weakness in our internal control over financial reporting and the deficiencies in our disclosure controls and procedures by implementing additional controls and procedures, as described below.

We reviewed the results of management’s assessment with our Board of Directors and our independent registered public accounting firm, Lake & Associates, CPA’s LLC.

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

Remediation

Subsequent to April 15, 2010 through the filing date of this report, we have undertaken or will undertake the following remedial efforts to address the material weakness in our internal control over financial reporting and deficiencies in our disclosure controls and procedures:

•	We have hired an accountant experienced with GAAP and related reporting requirements to assist the Chief Financial Officer with the preparation of the Company's financial statements.
•	We intend to raise additional capital to hire additional accountant staff where needed to assist with financial reporting as soon as our finances will allow.
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

Inherent Limitations on the Effectiveness of Internal Controls

A system of internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP; however no control system, no matter how well designed and operated, can provide absolute assurance that financial statement errors and misstatements will be prevented or detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company, have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HEALTH RESOURCE, INC.

By: /s/ Wang, Jiayin	Date: July 15, 2010
Wang, Jiayin
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Jiang, Chen	Chief Executive Officer and Director	July 15, 2010
Chen, Jiang	(Principal Executive Officer)

/s/ Zhou, Yi	Chief Financial Officer and Director	July 15, 2010
Zhou, Yi	(Principal Financial Officer)

/s/ Wang, Jiayin	President and Director	July 15, 2010
Wang, Jiayin

/s/ Wang, Bing	Director	July 15, 2010
Wang, Bing

/s/ Wang, Geiwi	Director	July 15, 2010
Wang, Geiwi

CHINA HEALTH RESOURCE, INC.
(the “Registrant”)
(Commission File No. 000-50029)
Exhibit Index
to
2009 ANNUAL REPORT ON FORM 10-K/A

31.1     Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.

31.2     Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.

32.1     Section 1350 Certifications of Chief Executive Officer.

32.2     Section 1350 Certifications of Chief Financial Officer.