Form 10-Q/A
period 2010-03-31
CHINA HEALTH RESOURCE, INC.
filed 2010-07-16
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of China Health Resource, Inc. (the “Company”) for the fiscal quarter ended March 31, 2010 previously filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2010 (the “First Quarter 2010 Form 10-Q”) to effect the following amendment:

(a)
Part I, Item 4T - Controls and Procedures.  The disclosure in this Item has been amended in light of the material weakness in internal control over financial reporting identified in connection with the restatement ("Restatement") of the registrant’s financial statements contained in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (the "Third Quarter 2009 Form 10-Q"), as described below.

Except as described above, this Amendment does not revise, update, or in any way affect any information or disclosure contained in the First Quarter 2010 Form 10-Q and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Amendment should be read in conjunction with our SEC filings made subsequent to the First Quarter 2010 Form 10-Q.

Background of the Restatement of the Company's Financial Statements

Effective July 30, 2009, the Company and Mr. Lei Guo, as Trustee for the Sichuan Yinfa Resource Co., Ltd. (“Trustee”), terminated the following agreements:  (1) Contract of Lease of Property entered into between CHRI and Trustee, dated December 19, 2008 (the “Property Lease”), with respect to the 3,262 acres of leased forest area property, license number B5103185981, located in Heiwengtang Valley, Xianping Forestry, Pingwu County, Mianyang City, Sichuan Province, the People’s Republic of China; and (2) the Amended and Restated Convertible Promissory Note (the “Note”), issued on January 21, 2009 and effective as of December 31, 2008, as rent for the Lease Property.  In connection with the termination of the Lease Property and Note, the 12,605,615 shares of  the Company's Class A common stock ("Class A Common Stock"), issued to the Trustee on March 30, 2009, were withdrawn and cancelled and the Trustee was allowed to retain the 43,000,000 shares of Class A Common Stock issued to the Trustee on December 30, 2008.

The Company disclosed these matters in a Current Report on Form 8-K filed August 11, 2009.

During the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the "2009 Form 10-K"), we discovered that the Third Quarter 2009 Form 10-Q erroneously reported 43,000,000 shares of Class A Common Stock had been withdrawn and cancelled.  The financial statements contained in the Third Quarter 2009 Form 10-Q should have recorded that, as of September 30, 2009, the Company had 142,288,894 shares of Class A Common Stock outstanding.

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

The unaudited financial statements contained in the First Quarter 2010 Form 10-Q  correctly describe the Company's capital stock; however, we are filing this Amendment due to the Company's determination that its disclosure controls and procedures were not effective as of March 31, 2010.

Determinations of the Board of Directors

We announced on April 15, 2010 that the Board of Directors had determined that we would restate our financial statements for the fiscal quarter ended September 30, 2009 as a result of errors in those financial statements.  The Restatement results from our Board of Director’s determination subsequent to the issuance of our financial statements for the quarter ended September 30, 2009 that there were errors in the recording of the number of shares of Class A Common Stock issued and outstanding and, therefore, our unaudited consolidated financial statements required restatement.  Our Board of Directors and senior management, assisted by outside consultants and Lake & Associates, CPA, the Company’s independent registered public accounting firm, commenced, and have now completed, a review of the facts and circumstances that gave rise to the erroneous recording of the withdrawal and cancellation of 43,000,000 Class A Common Shares and the Additional Errors appearing in the financial statements as described above.

As a result of the review and as described in Part I, Item 4T, Controls and Procedures, in this report, the Company identified a material weakness in our internal control over financial reporting due to a shortage of experienced accounting staff, and the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by the Chief Financial Officer with no oversight by other members of management with appropriate accounting experience. Our President does possess accounting expertise, but the Board of Directors does not have an audit committee. This material weakness was due to the Company's lack of working capital to hire additional staff. The Company also concluded that its disclosure controls and procedures were not effective as of March 31, 2010.  As of the date of this report, we have remediated the material weakness in our internal control over financial reporting and deficiencies in our disclosure controls and procedures.

Concurrently with the filing of this report, we are also amending the following previously-filed reports:

2009 Form 10-K

Part II: Item 9A(T): Controls and Procedures
Part IV:  Item 15: Exhibits and Financial Statement Schedules

Third Quarter 2009 Form 10-Q - Part I:

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

Based on the re-evaluation and because of the material weakness in internal control, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2010.

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