Form 10-Q
period 2010-06-30
CHINA HEALTH RESOURCE, INC.
filed 2010-08-23
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended: June 30, 2010

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2010:  142,288,894 shares of Common Stock of par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties.  The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-Q.  We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

PART I.  FINANCIAL INFORMATION

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009

ASSETS	June 30, 2010	December 31, 2009
CURRENT ASSETS		(Audited)
Cash and Cash Equivalents	$5,218	$18,211
Accounts Receivable	1,033,127	889,020
Note Receivable	-	350,312
Employee Advances	-	14,916
Advances to Suppliers	55,457	55,630
Inventory	770,951	29,006
TOTAL CURRENT ASSETS	1,864,753	1,357,094

FIXED ASSETS
Property, Plant, and Equipment	964,828	959,557
Accumulated Depreciation	(142,182)	(126,507)
TOTAL NET FIXED ASSETS	822,646	833,050

TOTAL ASSETS	$2,687,399	$2,190,144

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$270,428	$268,849
Other Payables	114,849	113,592
Due to Shareholder	376,457	376,457
Taxes Payable	421,229	309,574
Notes Payable	235,609	234,322
TOTAL CURRENT LIABILITIES	1,418,572	1,302,794

TOTAL LIABILITIES	1,418,572	1,302,794

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
142,288,894 issued and outstanding, par value $0.001)	142,289	142,289
Preferred Stock (50,000,000 shares authorized,
0 issued and outstanding)	-	-
Additional paid in capital	1,145,833	1,145,833
Accumulated other comprehensive income	171,683	157,143
Retained earnings (deficit)	(190,978)	(557,914)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,268,827	887,350

TOTAL LIABILITIES AND EQUITY	$2,687,399	$2,190,144

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Operations
For the Six Months Ended June 30, 2010 and 2009

	For the 6 months		For the 3 months ended
	2010	2009	June 30, 2010	June 30, 2009
REVENUES
Sales	$3,499,656	$1,283,315	$1,980,326	$792,767
Cost of Sales	2,853,383	1,023,357	1,466,965	659,076
GROSS PROFIT	646,272	259,958	513,361	133,691

OPERATING EXPENSES
Selling, General, and Administrative	148,898	228,738	87,469	130,274
Interest Expense	8,873	33,743	4,513	6,320
TOTAL OPERATING EXPENSES	157,770	262,481	91,983	136,594

OPERATING INCOME (LOSS)	488,502	(2,524)	421,378	(2,903)

OTHER INCOME / (EXPENSES)
Other	2,017	7,253	-	5,248
TOTAL OTHER INCOME/(EXPENSE)	2,017	7,253	-	5,248

NET INCOME (LOSS) BEFORE TAXES	490,519	4,730	421,378	2,345

INCOME TAX EXPENSE	123,582	24,565	107,523	7,638

NET INCOME (LOSS)	$366,937	$(19,835)	$313,855	$(5,293)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	14,540	576	9,841	(321)

COMPREHENSIVE INCOME (LOSS)	$381,477	$(19,259)	$323,697	$(5,614)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	142,288,894	105,631,984	142,288,894	111,835,717
Fully diluted	142,288,894	111,835,717	142,288,894	111,835,717

NET LOSS PER COMMON SHARE
Basic	**	**	**	**
Fully diluted	**	**	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2010 and 2009

	For the 6 months
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$366,937	$(19,835)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	14,901	(49,798)
Accounts receivable	(138,492)	(449,072)
Employee Advances and Other Receivable	15,395	380,736
Prepaid Expenses	-	42,102
Inventory	(387,501)	197,221
Notes receivable	-	(365,030)
Accounts payable and accrued liabilities	3,041	(275,857)
Other payable	630	11,358
Tax payable	107,775	(22,291)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(17,313)	(550,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	173,318
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	173,318

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan		301,291
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	301,291

FOREIGN CURRENCY TRANSLATION	4,321	608

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,993)	(75,248)

CASH AND CASH EQUIVALENTS:
Beginning of period	18,211	101,497
End of period	$5,218	$26,249

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of convertible debt	$-	$12,546,875
Inventory received in exchange for Note Receivable	$350,384	$-

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2010 and 2009
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

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2010 and 2009
(Expressed in USD)

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

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended June 30, 2010 and 2009 are summarized as follows:

Cash paid during the period ended June 30, 2010 and 2009 for interest and income taxes:

	June 30, 2010	June 30, 2009
Income Taxes	123,582	24,565
Interest	8,873	33,743

5.	INVENTORIES

Inventories as of June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009

Raw materials	$757,788	$3,064
Low value consumables	6,944	6,388
Finished goods	6,218	19,554
	$770,951	$29,006

For the year ended June 30, 2010 and December 31, 2009, no provision for obsolete inventories was recorded by the Company.

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2010 and 2009
(Expressed in USD)

6.	Note Receivable

For the second quarter of 2010, we had a receivable trade off for raw DAR with a non-related business partner at the end of April, 2010. According to the contract, we accepted to collect 868,900 kg of raw DAR with a unit price of RMB 2.87 per kilogram (approximately US $0.42 per kilogram) to offset an amount of US $350,312 (as of December 31, 2009) receivable balance from this partner.

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of June 30, 2010 and December 31, 2009 consists of the following:

	June 30, 2010	December 31, 2009
Property, plant and equipment	964,827	959,557
Less: accumulated depreciation	(142,182)	(126,507)
Property, plant and equipment, net	$822,645	$833,050

8.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As shown in the accompanying audited financial statements, the Company has a surplus book value and a negative cash flow from operations; also, the less than 20% of gross profit margin and the ever-increasing amount of accounts receivable have placed a doubt as to whether the Company can maintain its growth as a going concern. The ability of the Company to improve its profit level is dependent on developing operations, increasing revenues, and obtaining new capital. In terms of operating profit and cash flow analysis, the Company’s operating profit and cash flow are relatively improved compare to the same period last year. The reason for the improvement is that the Company has put greater effort in expanding the sales market development, widening the selling channel, introducing some byproducts of DAR. In the future, the Company will have a capital expansion plan and sales promotion plan which will give the advantage to the Company’s asset and profit level.

Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

9.	SUBSEQUENT EVENTS

Effective August 20, 2010, the Company’s Board of Directors appointed Mr. Jiayin Wang Chief  Executive Officer of the Company. The Board of Directors has approved the following compensation for Mr. Wang in his capacity as the Company’s Chief Executive Officer:

(a) no annual base salary will be paid until such time as the Company achieves $1,000,000 in annual net income, whereupon Mr. Wang will receive an annual base salary of based upon the Company’s market capitalization and fair market rate of a public company chief executive officer;

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2010 and 2009
(Expressed in USD)

(b) a signing bonus totaling $50,000, payable on August 20, 2010 in shares of the Company's Class A common stock (the "Common Stock") based on a price per share of $0.00764, the average of the closing prices of the Common Stock as quoted on the OTC Bulletin Board for the five (5) trading days ending on such date.  Mr. Wang received 6,544,502 shares of Common Stock as a signing bonus which shares are not registered under the U.S. Securities Act of 1933, as amended (the "1933 Act");

(c) a grant of stock options to purchase 6,000,000 shares of Common Stock at an exercise price of $0.02 per share, vesting over 18 months in equal monthly installments.  The stock options were granted pursuant to the Company’s 2009 Omnibus Incentive Plan and have a grant date of August 20, 2010; and

(d) performance bonuses payable in shares of the Common Stock (which shares will not registered under the 1933 Act) based upon milestones and terms as follows:

i.
If the Company achieves $500,000 in net income for the three-month period ended September 30, 2010 as shown in the Company's financial statements contained in the Quarterly Report on Form 10-Q for such period, Mr. Wang will receive a bonus of $40,000 payable in shares of Common Stock valued at $0.02 per share.

ii.
If the Company achieves $1,000,000 in net income for the six-month period ended December 31, 2010, Mr. Wang will receive a bonus of $100,000 payable in shares of Common Stock valued at $0.05 per share.

iii.	If the Company achieves $1,500,000 in net income for the nine-month period ended March 31, 2011, Mr. Wang will receive a bonus of $160,000 payable in shares of Common Stock valued at $0.08 per share.

Mr. Wang will also be eligible to receive periodic stock grants and participate in the Company's incentive plans and benefit plans for which he is eligible.

In recognition of Mr. Wang's contributions to the Company's achievement of various corporate and financial milestones, effective August 20, 2010, the Board of Directors approved a bonus for Mr. Wang in the amount of $88,000 payable in shares of Common Stock based on a price per share of $0.00764, the average of the closing prices of the Common Stock as quoted on the OTC Bulletin Board for the five (5) trading days ending on such date.  Mr. Wang received 11,518,324 shares of Common Stock that are not registered under the 1933 Act under this bonus.

We evaluated subsequent events through the date and time our financial statements were issued on August 23, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

Since the completion of the Plan of Exchange with Yinfa, our core business has been in pharmaceuticals and the continued operations of Yinfa. Yinfa is a Chinese pharmaceutical company focused on producing, processing and commercializing Dahurian Angelica Root (“DAR”), a popular Traditional Chinese Medicine (“TCM”) herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in China’s Sichuan Province is the major planting and production area in China for DAR as a result of the unique and ideal local climate and soil properties. Over 70% of DAR for general use and 100% of DAR for pharmaceutical use in China is produced in Suining. We have partnered with Chengdu University of Traditional Chinese Medicine for scientific development and technical support. Our business strategy involves continued development in research and developmemt (“R&D”) base fields, retaining experienced DAR farmers, using scientific methods to develop new drugs , and leveraging the DAR Association (this association explained below) for DAR production and competitive market advantage. Besides the producing and sales of DAR, we also make further processing of DAR due to its functions in expelling wind (in TCM terminology, which describes wind-cold exterior syndrome manifested by headache, supraobital pain and nasal obstruction), detoxification, anti-inflamatory and pain relieving. We, currently, offer the following products:

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

Depreciation is calculated to write-off the cost or basis of the property, plant, and equipment over their estimated useful lives for the date on which they become fully operational and after taking into account their estimated residual values (salvage value), using the straight-line method, at the following rates per year:

Equipment:	Straight-line for 5 to 20 years with a 0% salvage value
Building:	Straight-line for 20 years with a 5% salvage value
Useful life of land	Straight-line for 15 years with a 5% salvage value

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended June 30, 2010.

As a result of the Company’s implementation of the Codification during the quarter ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Results of Operations for the Six Months Ended June 30, 2010

Balance Sheet

Our total assets for the six months ended June 30, 2010 were US $2,687,399 compared to the six months ended June 30, 2009 were US $8,162,348. Total liabilities decreased to US $1,418,571 for the six months ended June 30, 2010 from US $4,279,630 for the six months ended June 30, 2009, principally due to a cancellation of a PPE injection and related convertible debt.

For the second quarter of 2010, we had a receivable trade off for raw DAR with a non-related business partner at the end of April, 2010. According to the contract, we accepted to collect 868,900 kg of raw DAR with a unit price of RMB 2.87 per kilogram (approximately US $0.42 per kilogram) to offset an amount of US $350,312 (as of December 31, 2009) receivable balance from this partner.

Balance Sheet	June 30, 2010	June 30, 2009
Total Assets	$2,687,399	$8,162,348
Total Liabilities	1,418,572	4,279,630
Net Assets	1,268,827	3,882,718

Results of Operations

Profit/Loss	For the Six Months Ended
	June 30, 2010	June 30, 2009
Operating Income (Loss)	$488,502	$(2,524)
Net Income (Loss) Before Tax	490,519	4,730
Corp. Income Tax	(123,582)	(24,565)
Net Income (Loss)	366,937	(19,835)

Revenues

Our revenues for the six months ended June 30, 2010 were US $3,499,656, an increase of 173% over revenues of US $1,283,315 for the six months ended June 30, 2009. The increase in sales revenues was due primarily to an increase in the volume of sales and the increase of unit sales price of DAR received during the six months ended June 30, 2010. Most of the revenue growth was attributable to expanded number of customers’ accounts, reallocation of some of the staff to sales department, increased volume sales in raw DAR. Our sales arrangements are not subject to any warranties. In this period, existing customers had increased sales volumes. Also, there were a significant number of new customers, although none of those new customers’ sales orders were large enough in volume to be material. With all the increased demand for Sichuan DAR products, increasing the sales staff made it possible to take the large number of orders.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost. Our cost of sales for the six months ended June 30, 2010 was US $2,853,383, or approximately 82% of revenues, compared to US $1,023,357, or approximately 80% of revenues for the six months ended June 30, 2009. The increased costs of sales and comparatively higher gross profit rate for the six months ended June 30, 2010 were principally due to the costs related to the increase of sales volume from existing customers as well as lesser significant sales orders from new customers, but rising DAR costs could not be passed on to consumers due to not having enough inventory, so additional inventory had to be purchased at higher costs. Inventory levels needed to be increased to maintain better cost of goods margins. From the beginning of the year 2010, drought hit many production places of DAR, resulting in a price increase for raw DAR. Also, we had to purchase more raw DAR due to the increased demand, and with shortage of supply in the market, resulted in the increased cost of sales for the six months ended June 30, 2010. For the second quarter of 2010, the reason we can keep our cost of goods sold for raw DAR was we had a receivable trade off for raw DAR with a non-related business partner at the end of April, 2010. According to the contract, we accepted to collect 868,900 kg of raw DAR with a unit price of RMB 2.87 per kilogram (approximately US $0.42 per kilogram) to offset an amount of US $350,312 receivable balance from this partner. Also in anticipation for increasing raw DAR prices, we purchased additional inventory.

Gross profit for the six months ended June 30, 2010 increased by approximately 149% to US $646,272 from US $259,958 for the six months ended June 30, 2009. Gross profit margin for the six months ended June 30, 2010 was 18% compared to 20% for the six months ended June 30, 2009.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 decreased by 40% to US $157,770 from US $262,481 for the six months ended June 30, 2009. The operating expenses included selling, general and administrative (“SG&A”) expense and interest cost. SG&A decreased overall to US $148,898 for the six months ended June 30, 2010 compared to US $228,738 for the six months ended June 30, 2009. The decrease of SG&A is primarily due to a decrease in fees and expenses for certain fees used in the public entity specifically for the termination of the outside consultants for the six months ended June 30, 2010. Selling expense for the six months ended June 30, 2010 increased to US $37,294 compared to US $17,037 for the six months ended June 30, 2009. This increase is primarily due to the increase in the number of customer accounts and sales volume, an increase number of sales personnel, and the increase of expenses and costs for delivery and storage in warehouse directly correlated to the increase of product sales. The interest cost for the six months ended June 30 decreased to US $8,873 compared to US $33,743 for the six months ended June 30, 2009 due to a decrease in the Company’s indebtedness.

Other Income/Expense

For the six months ended June 30, 2010, we had total other income of US $2,017, including rental income of US $967, and non-operating income of US $1,810, and we had non-operating expense of US $760, compared to other income of US $7,253 for the six months ended June 30, 2009.

Impact of Inflation

We believe that inflation has had a negligible effect on operations for the six months ended June 30, 2010. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China.  However, the beginning of the year 2010 was impacted by drought that hit many production places of DAR, resulting in a price increase for raw DAR. We believe this is a short-term impact on inflation. We also believe that we can offset any inflationary increases in the cost of sales by continuing to increase our sales of DAR in response to continued demand and by improving operating efficiencies.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. For the six months ended June 30, 2010, we accrued income taxes of US $123,582. For the six months ended June 30, 2009, we accrued income taxes of US $24,565.

Net Income

We had net income for the six months ended June 30, 2010 of US $366,937, an increase of 1950% compared to a net loss for the six months ended June 30, 2009 of US $19,835. The improvement in our net income for the six months ended June 30, 2010 is attributable principally to increased sales revenue, lower operating expenses, and a foreign currency translation gain between the RMB and U.S. dollar of US $14,540. The increased sales revenue is primary due to expended number of customers’ accounts, reallocation of some of the staff to sales department, increased volume sales in raw DAR. And the reason of lower operating expenses is primarily due to a decrease in fees and expenses for certain fees used in the public entity specifically for the termination of the outside consultants.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Net cash outflows from operating activities were US $17,313 for the six months ended June 30, 2010, compared to net cash outflows of US $550,465 from operating activities for the six months ended June 30, 2009. This decrease was due to an increase of net profit of US $366,956 for the six months ended June 2010 from a net loss of US $19,835 for the six months ended June 30, 2009. This was also due to an outflow of US $365,030 for the six months ended June 30, 2009.

This was also due to an increase of accounts receivable to US $350,384 for the six months ended June 2010 from an outflow of US $365,030 for the six months ended June 30, 2009. This was also due to a reduction of notes receivable outflow to US $138,492 for the six months ended June 30, 2010 from an outflow of US $449,072 for the six months ended June 30, 2009.
There were no net cash flows provided by or used in investing activities during the six months ended June 30, 2010 compared to a cash inflow of US $173,318 for the six months ended June 30, 2009.

There were no net cash flows used in or provided by financing activities during the six months ended June 30, 2010 compared to a cash inflow of US $301,291 for the six months ended June 30, 2009.

Overall, we have funded our cash needs from inception through June 30, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $5,218 on hand for the six months ended June 30, 2010, a decrease of US $18,221 from the beginning of the year and attributable in substantial part to a reduction in cash inflow. A significant amount of cash was used to purchase inventory. Currently, we have enough capital to fund our operations because we have a sizable accounts receivable to fund operations. Our accounts receivable increased significantly in this quarter. A significant part of accounts receivable was paid off and our new accounts receivable has been added with new customers. The Company expects to receive these funds on time. But if accounts receivable cannot be collected timely, we may not be able to sustain our capital needs. Therefore, we will strengthen the management toward accounts receivable to quicken the collection of such accounts receivable.

There is a note payable of $235,609 which is due Onctober 21, 2010.  The company plans to work out an arrangement with the payee to extend the due date, and believes that this is achievable.

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

Off-Balance Sheet Arrangements

For the six months ended June 30, 2010, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2010, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

(1)       Exhibits: Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits following the signature page of this Form 10-Q, which is ncorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH RESOURCE, INC.

Dated: August 23, 2010	By: /s/ Wang, Jiayin
Wang, Jiayin
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 23, 2010	By: /s/ Zhou, Yi
Zhou, Yi
Chief Financial Officer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X