Form 10-Q
period 2010-09-30
CHINA HEALTH RESOURCE, INC.
filed 2010-11-22
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended: September 30, 2010

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2010:  159,935,953 shares of Common Stock of par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I.  FINANCIAL INFORMATION

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

China Health Resource, Inc. and Subsidiary
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009

ASSETS	September 30, 2010	December 31, 2009
CURRENT ASSETS		(Audited)
Cash and Cash Equivalents	$39,787	$18,211
Accounts Receivable	1,426,461	889,020
Note Receivable	-	350,312
Employee Advances	-	14,916
Advances to Suppliers	56,200	55,630
Inventory	1,571,254	29,006
TOTAL CURRENT ASSETS	3,093,703	1,357,094

FIXED ASSETS
Property, Plant, and Equipment	977,757	959,557
Accumulated Depreciation	(152,873)	(126,507)
TOTAL NET FIXED ASSETS	824,884	833,050

TOTAL ASSETS	$3,918,587	$2,190,144

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$401,972	$268,849
Other Payables	110,129	113,592
Due to Shareholder	376,457	376,457
Taxes Payable	830,660	309,574
Notes Payable	-	234,322
TOTAL CURRENT LIABILITIES	1,719,219	1,302,794

TOTAL LIABILITIES	1,719,219	1,302,794

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
159,935,953 issued and outstanding, par value $0.001)	280,289	142,289
Preferred Stock (50,000,000 shares authorized,
0 issued and outstanding)	-	-
Additional paid in capital	1,145,833	1,145,833
Accumulated other comprehensive income	211,953	157,143
Retained earnings (deficit)	561,293	(557,914)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,199,368	887,350

TOTAL LIABILITIES AND EQUITY	$3,918,587	$2,190,144

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Condensed Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009

	For the 3 months ended		For the 9 months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUES
Sales	$2,925,676	$1,535,111	$6,425,332	$2,818,426
Cost of Sales	1,435,436	1,266,501	4,288,820	2,289,858
GROSSPROFIT	1,490,240	268,610	2,136,512	528,568

OPERATING EXPENSES
Selling, General, and Administrative	382,200	176,764	531,098	405,502
Interest Expense	15,772	4,074	24,645	37,817
TOTALOPERATINGEXPENSES	397,973	180,838	555,743	443,319

OPERATINGINCOME(LOSS)	1,092,267	87,772	1,580,769	85,249

OTHER INCOME / (EXPENSES)
Other	5	-	2,022	7,254
TOTALOTHERINCOME/(EXPENSE)	5	-	2,022	7,254

NETINCOME(LOSS)BEFORETAXES	1,092,272	87,772	1,582,791	92,503

INCOME TAX EXPENSE	340,002	2	463,585	24,567

NET INCOME (LOSS)	$752,270	$87,770	$1,119,207	$67,936

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	40,270	15,426	54,810	16,002

COMPREHENSIVE INCOME (LOSS)	$792,540	$103,196	$1,174,017	$83,938

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	150,132,031	142,288,894	144,903,273	142,288,894
Fully diluted	150,132,031	142,288,894	144,903,273	142,288,894

NET LOSS PER COMMON SHARE
Basic	**	**	**	**
Fully diluted	**	**	**	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Unaudited Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009

	For the 9 months ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$1,119,207	$67,936
Adjustments to reconcile net income to
net cash used in operating activities:
Stock-based compensation	138,000	84,251
Depreciation	23,590	25,474
Accounts receivable	(512,384)	(770,146)
Employee Advances and Other Receivable	15,437	149,047
Prepaid Expenses	-	59,647
Inventory	(1,166,089)	143,958
Accounts payable and accrued liabilities	130,534	(38,721)
Other payable	(5,529)	74,230
Tax payable	509,155	(13,732)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	251,921	(218,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Notes Receivable		12,869
Proceeds from sale of property and equipment	-	102,248
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	115,117

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term-note payable	(235,008)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(235,008)	-

FOREIGN CURRENCY TRANSLATION	4,663	16,002

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,576	(86,936)

CASH AND CASH EQUIVALENTS:
Beginning of period	18,211	101,497
End of period	$39,787	$14,561

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of convertible debt	$-	$-
Inventory received in exchange for Note Receivable	$350,384	$-

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009
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

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009
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

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended September 30, 2010 and 2009 are summarized as follows:

Cash paid during the 9 months ended September 30, 2010 and 2009 for interest and income taxes:

	September 30, 2010	September 30, 2009
Income Taxes	463,585	0
Interest	24,645	0

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009
(Expressed in USD)

5.	INVENTORIES

Inventories as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009

Raw materials	$1,542,230	$3,064
Low value consumables	13,753	6,388
Finished goods	15,271	19,554
	$1,571,254	$29,006

For the year ended September 30, 2010 and December 31, 2009, no provision for obsolete inventories was recorded by the Company.

6.	NOTE RECEIVABLE

For the second quarter of 2010, we had a receivable trade off for raw DAR with a non-related business partner at the end of April, 2010. According to the contract, we accepted to collect 868,900 kg of raw DAR with a unit price of RMB 2.87 per kilogram (approximately US $0.42 per kilogram) to offset an amount of US $350,312 (as of December 31, 2009) receivable balance from this partner.

For the third quarter of 2010, there was no new issue related to or belong to note receivable.

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of September 30, 2010 and December 31, 2009 consists of the following:

	September 30, 2010	December 31, 2009
Property, plant and equipment	977,757	959,557
Less: accumulated depreciation	(152,873)	(126,507)
Property, plant and equipment, net	$824,884	$833,050

8.	SHARE-BASED COMPENSATION

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

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009
(Expressed in USD)

(b) a signing bonus totaling $50,000, payable on August 20, 2010 in shares of the Company's Class A common stock (the "Common Stock") based on a price per share of $0.00782, the average of the closing prices of the Common Stock as quoted on the OTC Bulletin Board for the five (5) trading days ending on such date.  Mr. Wang received 6,393,862 shares of Common Stock as a signing bonus which shares are not registered under the U.S. Securities Act of 1933, as amended (the "1933 Act");

c) a grant of stock options to purchase 6,000,000 shares of Common Stock at an exercise price of $0.02 per share, vesting over 18 months in equal monthly installments.  The stock options were granted pursuant to the Company’s 2009 Omnibus Incentive Plan and have a grant date of August 20, 2010; and

(d) performance bonuses payable in shares of the Common Stock (which shares will not registered under the 1933 Act) based upon milestones and terms as follows:

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

  In recognition of Mr. Wang's contributions to the Company's achievement of various corporate and financial milestones, effective August 20, 2010, the Board of Directors approved a bonus for Mr. Wang in the amount of $88,000 payable in shares of Common Stock based on a price per share of $0.00782, the average of the closing prices of the Common Stock as quoted on the OTC Bulletin Board for the five (5) trading days ending on such date.  Mr. Wang received 11,253,197 shares of Common Stock that are not registered under the 1933 Act under this bonus.

For the 9 month ended September 30, 2010, total 17,647,059 shares of Common Stock in amount of $138,000 was recognized as share-based compensation.

9.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, also with the macro condition of the fact of the booming traditional Chinese medicine market.

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009
(Expressed in USD)

As shown in the accompanying audited financial statements, the Company has a surplus book value and a positive cash flow from operations; the nearly 50% of gross profit margin indicates that the traditional Chinese medicine market has been booming for the third quarter of the year 2010; the ever-increasing amount of accounts receivable have placed a doubt as to whether the Company can maintain its growth as a going concern. The ability of the Company to improve its profit level is dependent on developing operations, continued increasing revenues, and obtaining new capital. In terms of operating profit and cash flow analysis, the Company’s operating profit and cash flow are improved tremendously compare to the same period last year. The reason for the improvement is that the Company has put greater effort in expanding the sales market development, widening the selling channel, introducing some byproducts of DAR; and the most important factor is the skyrocketed traditional Chinese medicine end-user market price recently. In the future, the Company will have a capital expansion plan and sales promotion plan which will give the bigger advantage to the Company’s asset and profit level.

Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

Results of Operations for the Nine Months Ended September 30, 2010

Balance Sheet

Our total assets for the nine months ended September 30, 2010 were US $3,918,587 compared to the nine months ended September 30, 2009 were US $2,581,011. Total liabilities increased to US $1,719,219 for the nine months ended September 30, 2010 from US $1,085,254 for the nine months ended September 30, 2009, principally due to a cancellation of a PPE (property, plant, equipment) injection  and related convertible debt, as well as an increase of accrued taxes payable.

Balance Sheet	September 30, 2010	September 30, 2009
Total Assets	$3,918,587	$2,581,011
Total Liabilities	1,719,219	1,085,254
Net Assets	2,199,368	1,495,757

Results of Operations

Profit/Loss	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Operating Income (Loss)	$1,580,769	$85,249
Net Income (Loss) Before Tax	1,582,791	92,503
Corp. Income Tax	(463,585)	(24,567)
Net Income (Loss)	1,119,2077	67,936

Revenues

Our revenues for the nine months ended September 30, 2010 were US $6,425,332, an increase of 128% over revenues of US $2,818,426 for the nine months ended September 30, 2009. The increase in sales revenues was due primarily to an increase in the volume of sales and the increase of unit sales price of DAR received during the nine months ended September 30, 2010. Most of the revenue growth was attributable to increased volume sales in raw DAR. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices increased significantly due to inflation.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost. Our cost of sales for the nine months ended September 30, 2010 was US $4,288,820, or approximately 67% of revenues, compared to US $2,289,858, or approximately 81% of revenues for the nine months ended September 30, 2009. The increased costs of sales and comparatively higher gross profit rate for the nine months ended September 30, 2010 were principally due to the costs related to the increase of sales volume. For the nine months ended September 30, 2009, rising DAR costs could not be passed on to consumers, but for the nine months ended September 30, 2010, retail DAR prices increased along with the retail prices in the TCM industry in general due to significant inflation.  This higher retail price resulted in higher cost of goods margins. From the beginning of the year 2010, drought hit many production places of DAR, resulting in a price increase for raw DAR. Also, we had to purchase more raw DAR due to the increased demand, and with shortage of supply in the market, resulted in the increased cost of sales for the nine months ended September 30, 2010. For the third quarter of 2010, the reason we can keep our cost of goods sold for raw DAR is because we had a receivable trade off (the receivable was paid in the form of DAR instead of cash) for raw DAR with a non-related business partner at the end of April, 2010. According to the contract, we accepted to collect 868,900 kg of raw DAR with a unit price of RMB 2.87 per kilogram (approximately US $0.42 per kilogram) to offset an amount of US $350,312 receivable balance from this partner. Also in anticipation for increasing raw DAR prices, we purchased additional inventory during the beginning of the year. Because we were able to use this inventory while raw DAR prices increased, we were able to keep our costs of goods relatively low.

Gross profit for the nine months ended September 30, 2010 increased by approximately 304% to US $2,136,512 from US $528,568 for the nine months ended September 30, 2009. Gross profit margin for the nine months ended September 30, 2010 was 33.25% compared to 18.75% for the nine months ended September 30, 2009. This was primarily due to acquiring inventory at low prices in the beginning of the year, and the inventory trade-off at the end of April 2010, and that retail prices of DAR significantly increased due to inflation. The trade-off was inventory that we accepted to satisfy a receivable, instead of cash, from a non-related business partner.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 increased by 25% to US $555,743 from US $443,319 for the nine months ended September 30, 2009. The operating expenses included selling, general and administrative (“SG&A”) expense and interest cost. SG&A increased overall to US $531,098 for the nine months ended September 30, 2010 compared to US $405,502 for the nine months ended September 30, 2009. The increase of SG&A is primarily due to a increase in fees and expenses producing and distributing product, which was a result of higher volume of DAR sales.  Selling expense for the nine months ended September 30, 2010 increased to US $78,228 compared to US $30,346 for the nine months ended September 30, 2009. This increase is primarily due to the increase sales volume, an increase number of sales personnel, and the increase of expenses and costs for delivery and storage in warehouse directly correlated to the increase of product sales. The interest cost for the nine months ended September 30 decreased to US $24,645 compared to US $37,817 for the nine months ended September 30, 2009 due to an increase in the Company’s indebtedness.

Other Income/Expense

For the nine months ended September 30, 2010, we had total other income of US $2,022, including rental income of US $969, and non-operating income of US $1,815, and we had non-operating expense of US $762, compared to other income of US $7,254 for the nine months ended September 30, 2009. The decrease in total other income was due primarily to the termination of the lease in Chengdu.

Impact of Inflation

We believe that inflation has had a significant effect on operations for the nine months ended September 30, 2010. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China.  However, the beginning of the year 2010 was impacted by drought that hit many production places of DAR, resulting in a price increase for raw DAR. We believe this is a short-term impact on inflation. The significantly increased inflation throughout China has raised retail prices of DAR, and most TCM products in general. We also believe that we can offset any inflationary increases in the cost of sales by continuing to increase our sales of DAR in response to continued demand and by improving operating efficiencies.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. For the nine months ended September 30, 2010, we accrued income taxes of US $463,585. For the nine months ended September 30, 2009, we accrued income taxes of US $24,567.

Net Income

We had net income for the nine months ended September 30, 2010 of US $1,119,207, an increase of 1547% compared to a net income for the nine months ended September 30, 2009 of US $67,936. The improvement in our net income for the nine months ended September 30, 2010 is attributable principally to increased sales revenue, and a foreign currency translation gain between the RMB and U.S. dollar of US $54,810. The increased sales revenue is primary due to increased volume sales in raw DAR.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Net cash inflows from operating activities were US $251,921 for the nine months ended September 30, 2010, compared to net cash outflows of US $218,056 from operating activities for the nine months ended September 30, 2009. This increase was due to an increase of net profit of US $1,119,207 for the nine months ended September 2010 from a net income of US $67,936 for the nine months ended September 30, 2009. This was also due to an inventory outflow of US $1,166,089 for the nine months ended September 30, 2010 compare to an inflow of US $143,958 for the nine months ended September 30, 2009.This was also due to a decrease of accounts receivable outflow to US $512,384 for the nine months ended September 2010 from an outflow of US $770,146 for the nine months ended September 30, 2009. This was also due to a reduction of accounts payable and accrued liabilities inflow to US $130,534 for the nine months ended September 30, 2010 from an outflow of US $38,721 for the nine months ended September 30, 2009. This was also due to an increase of tax payable inflow to US $509,155 for the nine months ended September 30, 2010 from an outflow of US $13,732 for the nine months ended September 30, 2009.

There were no net cash flows provided by or used in investing activities during the nine months ended September 30, 2010 compared to a cash inflow of US $115,117 for the nine months ended September 30, 2009.

There were cash outflows of US $235,008 during the nine months ended September 30, 2010 compared to no  net cash flows used in or provided by financing activities for the nine months ended September 30, 2009.

Overall, we have funded our cash needs from inception through September 30, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $39,787 on hand for the nine months ended September 30, 2010, an increase of US $21,576 from the beginning of the year and attributable in substantial part to an increase in cash inflow. A significant amount of cash was used to purchase inventory. Currently, we have enough capital to fund our operations because we have a sizable accounts receivable to fund operations. Our accounts receivable increased significantly in this quarter. A significant part of accounts receivable was paid off and our new accounts receivable has been added with new customers. The Company expects to receive these funds on time. But if accounts receivable cannot be collected timely, we may not be able to sustain our capital needs. Therefore, we will strengthen the management toward accounts receivable to quicken the collection of such accounts receivable.

There was a note payable of $235,609 which was due October 21, 2010.  This note payable was paid off during this period.

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

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2010, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2010, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA HEALTH RESOURCE, INC.

Dated: November 22, 2010	By: /s/ Wang, Jiayin
Wang, Jiayin
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 22, 2010	By: /s/ Liu, Weihai
Liu, Weihai
Chief Financial Officer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X