Form 10-K
period 2010-12-31
CHINA HEALTH RESOURCE, INC.
filed 2011-04-11
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2010
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

Common Stock $.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of December 31, 2010, there were 159,935,953 shares of the registrant’s Common Stock, par value $0.001, issued and outstanding, of which approximately 84,419,603 are held by non-affiliates of the registrant.  The aggregate market value of securities held by non-affiliates is approximately $717,566 as of June 30, 2010, based upon the registrant’s closing bid price as quoted on the OTC Bulletin Board on June 30, 2010, of $0.0085 per share.

Information related to our company, including certain reports filed with or furnished to the SEC, are available through our website (http://www.chinahealthresource.com).  We are not including any information on our website as part of, or incorporating it by reference into, our Form 10-K.

2

CHINA HEALTH RESOURCE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2010

Explanatory Notes

In this Annual Report on Form 10-K, China Health Resource, Inc. is sometimes referred to as the “Company”, “we”, “our” or “China Health Resource, Inc.” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1- Business and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

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

Our Business

Since the completion of the Plan of Exchange with Yinfa, our core business has been in pharmaceuticals and the continued operations of Yinfa. Yinfa is a Chinese pharmaceutical company focused on producing, processing, and commercializing Dahurian Angelica Root (“DAR”), a popular traditional Chinese medicine (“TCM”) and developing DAR-related products to pharmaceutical manufacturers and wholesale markets.  DAR is a popular herb employed extensively as an ingredient in food, medicine and cosmetics for the treatment of pain, swelling and pustule. Suining City in Sichuan Province of China is the major planting and production area in China for DAR as a result of the unique local climate and soil properties.  As mandated by the central government, 100% of DAR for pharmaceutical use in China must be produced with GAP standards in Suining by Yinfa, bearing the “Sichuan Angelica” trademark.

In May 2005, we applied for and obtained Good Agricultural Practice (“GAP”) certification for DAR, in cooperation with Sichuan Yinfa Resource Development Group Co. Ltd., our affiliate (“Yinfa Resource”).  The standards which must be met to obtain GAP certification include the study of our environment quality including water and soil samples, seed quality, use of pesticides, and use of fertilizers.  These standards were approved by the Chinese State Food and Drug Administration (the “SFDA”).  Our GAP farm production base includes approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of contracted farm production bases, all of which have passed inspection by the SFDA, on February 26, 2006.  The GAP standards are inspected annually. The GAP certificate has been issued in name of our partner, Yinfa Resource.  The significance of our exclusive GAP certification for DAR demonstrates the high quality standards of our DAR and DAR-related products.

In 2007, Yinfa achieved a cooperation with the Sichuan Province Suining City DAR Association (“Association”) and received the exclusive rights to the “Sichuan Angelica” certified trademark from the Chinese State Administration of Industry and Commerce through December 13, 2016. As holder of the rights to the trademark, Yinfa is entitled to receive a management fee of 1RMB (or approximately US $0.14) per kilogram of DAR (including packaging fees) from any user of the trademark, of which 60% may be used by Yinfa for further development and investment of its DAR business and the remaining 40% must be paid to the Association for related expenses.  In addition, Yinfa is entitled to receive 100% of the revenue stream from the use of the DAR trademark through December 13, 2016 and 95% of the revenue stream thereafter. There are approximately 235 regional certification trademarks in China, including 65 for natural resources, of which over 20 are for natural herb resources. In addition to the DAR Association, in 2010, Yinfa received the exclusive license to use and manage the “Sichuan Angelica” trademark by the General Administration of Quality Supervision, Inspection and Quarantine of People’s Republic of China.

Currently, raw-DAR in both its original root form and processed form (both sliced and powder) is one of Yinfa’s major products, which is sold to pharmaceutical manufacturers or wholesalers. Our DAR-related products include Yisheng Capsule, Kimchee-Mate and Fragrant Bag, all of which have been certified by the SFDA, and sold to regional distributors throughout China.

We believe our business model will help facilitate the process of growing and commercializing DAR, as well as further research and development of DAR and DAR-related products.  We will continue to explore the development and addition of DAR in a range of foods, medicines and cosmetics. In addition, we continue to consider and explore opportunities to expand our current asset base and product offerings to increase our revenues and enhance shareholder value. These opportunities may include, but are not limited to, acquisitions or licensing of additional products through a combination or merger of Yinfa with other Chinese companies in synergistic or complementary industries.

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

No.	Ingredient		GAP DAR
1	Water		< 12.0%
2	Ash		< 6.0%
3	Insoluble Acid		< 2.0%
4	Heavy Metal	Lead	< 5.0mg/kg
		Cadmium	< 0.3mg/kg
		Mercury	< 0.2mg/kg
		Arsenic	< 2.0mg/kg
5	Pesticide	Residue Benzene hexachloride (BHC)	< 2%
		Gesarex	< 2%
		Terrachlor	< 1%
6	Microbes	Virus	< 30000unit/g
		Mucedine	< 100 unit/g
		Colibacillus	N/A
7	Extract		> 14.0%
8	Imperatorin & Alloisoimperatorin		> 0.16%
9	Total Coumarin		> 0.5%

As mentioned above, the ecological environment is another important factor affecting the quality of DAR. The suitable environment for DAR is a warm and moist climate with medium-dry soil. Suining, where Yinfa is based, is located at the edge of the Sichuan basin, southwest China, covered by the subtropical climate belt. The annual mean temperature in this region is approximately 63.3°F, and annual rainfall is approximately 39.09 inches. In addition, the soil in this region contains abundant elements, such as potassium, phosphorus, and others, which is beneficial to the growth of herbs, such as DAR.

Marketing Strategy

We expect to use our proprietary technology in DAR to develop and commercialize more efficient, effective and convenient DAR products. To achieve this objective, our business model incorporates our self-owned production base, DAR associates, farmers and research and development affiliates.  We believe the business model will facilitate the growing process, research and development, commercializing DAR, sales and marketing. Currently, our DAR-related products include the Yisheng Capsule, Kimchee-Mate and Fragrant Bag, which have been certified by the SFDA and marketed through regional distributors throughout China. Yinfa continues to explore the application for DAR in a range of food, medicine and cosmetics.

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

Pursuant to an exclusive agreement with DongUi Cosmetics Co. (“DongUi”) in 2007, a Korean corporation, for the development of our DAR market in South Korea. DongUi acts as our sole marketing agent in South Korea for DAR. DongUi’s initial order was approximately 300 tons of DAR raw material and, under the terms of the agreement, DongUi is obligated to increase their annual DAR order at a rate of at least 10% per annum. The collaborative agreement will expire in 2017.

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

Chinese Government Regulation

We must follow various government regulations and, in particular, the SFDA regulations.  Government regulations may have material impact on our operations, increase costs and could prevent or delay our licensing, manufacturing and selling our products.  Our research, development, testing, manufacturing and marketing activities are subject to various governmental regulations in China, including health and drug regulations.  Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products.  We will not be able to license, manufacture, sell and distribute the vast majority of our products without proper approvals from government agencies and in particular the SFDA. Each new product must receive proper approvals before licensing, manufacturing, selling, and distributing, and there is no assurance that we will obtain such approvals each time.

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

Employees

As of December 31, 2010, we had 188 full-time employees. There are 33 in the administration department, of which 25 have college undergraduate degrees. There are 5 university professors with doctorate degrees in research and development. There are approximately 150 farmers. All employees are working in our subsidiary located in China.

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

Customers

Our business is not reliant upon one customer.  Due to our arrangement with the DAR Association, we are the exclusive distributor of Sichuan DAR.  This exclusive arrangement provides significant diversification of our customer base and, as such, keeps us from being reliant on any major revenue-generating customers, the loss of whom would impact our business.

Research and Development

Our annual research and development expenses for the years ending December 31, 2010 and 2009 were approximately $1 million per year.

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

We also own a three-story building in Suining, Sichuan Province, China, with a total area of approximately 15,000 square feet, which contains our administration, sales, and research & development departments. We purchased this building from a related party.

Leased Property

We lease our warehouse of approximately 2,600 square feet.  Under the new lease for the year ending December 31, 2010, we pay approximately $2,079 per year.  We renew our lease on a year-to-year basis, automatically, unless notice is given by one of the parties.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “CHRI” since June 22, 2004.  The range of closing high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

FYE 2009	High	Low
1/1/09 – 3/31/09	$0.0045	$0.0035
4/1/09 – 6/30/09	$0.0050	$0.0045
7/1/09 – 9/30/09	$0.0055	$0.0055
10/1/09 – 12/31/09	$0.0076	$0.0060

FYE 2010	High	Low
1/1/10 – 3/31/10	$0.029	$0.006
4/1/10 – 6/30/10	$0.029	$0.005
7/1/10 – 9/30/10	$0.016	$0.005
10/1/10 – 12/31/10	$0.050	$0.008

Holders

As of March 24, 2011, there were approximately 4,952 holders of record of our Common Stock and 159,935,953 shares issued and outstanding.

Dividends

We have not declared or paid any cash dividends on either our Common Stock since our formation, and do not presently anticipate paying any cash dividends on our Common Stock in the foreseeable future.  We currently intend to retain any future earnings to finance the expansion and development of our business.  The future payment of cash dividends on any class of our Common Stock will depend on our earnings, capital requirements and financial position, applicable requirements of the Delaware General Corporation Law, general economic conditions and other factors considered relevant by our board of directors.

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

We were incorporated in the State of Delaware on February 26, 2002. In June and July 2002, we acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of shares of the Company with shareholders of VDL. On June 13, 2006, we, as the acquirer, executed a Plan of Exchange with Yinfa (acquiree), the shareholders of Yinfa and the Company’s then majority shareholders, pursuant to which we issued 30,000,000 (pre-forward split) new shares of our Common Stock to the Yinfa shareholders in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Regulation S thereunder, in exchange for all of their shares of registered capital of Yinfa. As a result, Yinfa became our wholly-owned subsidiary. Yinfa was founded on April 24, 2001, with registered capital of US $125,500 (RMB 1,000,000) and total assets of US $1,475,795. Yinfa’s business incorporates a self-owned production base and a network of DAR (as defined below) associates, farmers and research and development affiliates. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree. We disposed of VDL on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, our former president. On May 21, 2007, we changed our name to China Health Resource, Inc. to more accurately reflect our business operations.

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

Results of Operations for the Years Ended December 31, 2010 and 2009

Highlights

Our total assets at December 31, 2010 were US $5,728,151 compared to December 31, 2009 were US $2,190,144. Total liabilities increased to US $1,908,962 at December 31, 2010 from US $1,302,794 at December 31, 2009, principally due to an increase in the trade accounts payable and an increase in notes payable.

Profit/Loss	For the year ended
	December 31, 2010	December 31, 2009
Operating Income (Loss)	3,744,889	(613,125)
Net Income (Loss) Before Tax	3,745,864	(433,065)
Corp. Income Tax	1,038,578	79,807
Net Income (Loss)	2,707,286	(512,872)

Revenues

Our revenues for the year ended December 31, 2010 were US $10,282,207, an increase of 134% over revenues of US $4,377,463 for the year ended December 31, 2009. The increase in sales revenues was due primarily to an increase in the volume and unit price of sales of DAR received during 2010. Most of the revenue growth was attributable to increased sales in raw DAR. Our sales arrangements are not subject to any warranties.

Cost of Sales; Gross Profit

Cost of sales includes expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor costs. Our cost of sales for the year ended December 31, 2010 was US $5,767,564, or approximately 56% of revenues, compared to US $3,736,867, or approximately 85% of revenues, for the year ended December 31, 2009. The increase in costs of sales is principally due to increased costs for our product, Bailing Capsules, increased purchasing cost of DAR, and improvements to the DAR-related products’ packaging. The increased cost of raw DAR is attributable to increased fertilizer and labor costs in the farming process over last year.

Gross profit for the year ended December 31, 2010 increased by approximately 604% to US $4,514,643 from US $640,596 for the year ended December 31, 2009. Gross profit margin for the period ended December 31, 2010 was 44% compared to 15% for the year ended December 31, 2009.

Operating Expenses

Operating expenses for the year ended December 31, 2010 decreased by 39% to US $769,754 from US $1,253,721 for the year ended December 31, 2009. The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses. SG&A decreased overall to US $751,532 for 2010 compared to US $1,184,213 for 2009. The decrease is primarily due to a significant decrease in fees to consultants in 2010.

Other Income/Expense

We received other income of US $975 attributable to the rental of store. Interest expense for 2010 was US $18,222 compared to US $69,508 in 2009.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during 2010. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China. However, the rate of inflation in China increased in 2010 and a drought in 2010 also affected all agricultural prices. We believe that we can offset any inflationary increases in the cost of sales by continuing to increase our sales of DAR in response to continued demand and by improving operating efficiencies.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. As of December 31, 2010, we accrued income taxes of US $1,038,578. As of December 31, 2009, we accrued income taxes of US $79,807.

Net Income

We had net income for the year ended December 31, 2010 of US $2,707,286, or US $0.02 per share of Common Stock, compared to a net loss for the year ended December 31, 2009 US (US $512,872). Comprehensive income for the year ended December 31, 2010 was US $2,785,881, a 651% increase from a comprehensive loss of US (US $505,252) for the year ended December 31, 2009. The deterioration in our operating results for 2010 is attributable principally to increased sales, lower SG&A expense, and a foreign currency translation gain between the RMB and U.S. dollar of US $78.595.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were US $125,636 during the year ended December 31, 2010, compared to cash flows of US $285,828 used in operating activities during the year ended December 31, 2009. Decrease in cash flows from operations in 2009 were due primarily to an reduction of notes payable for consulting services and increase of accounts receivable, prepaid expenses, accounts payable, and notes payable.

Cash flows used in investing activities was (US $11,129) for the year ended December 31, 2010 from US $196,243 for the year ended December 31, 2009. Cash flows used in investing activities during 2010 was due to the purchases of property, plant and equipment.

Cash flows provided by financing activities for the year ended December 31, 2010 was US $206,756 compare to US $0 for the year ended December 31, 2009. The increase in cash flows from financing activities was due to the increase in borrowing and loans.

On December 27, 2010, the Company subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si (“Yinfa”), entered into a short-term loan agreement with Suining City Commercial Bank (“Bank Loan”). The Bank Loan provides the amount of RMB 3,000,000 (approximately US $451,467) for a term from December 27, 2010 to December 26, 2011 at a fixed annual interest rate of 8.34%, with interest is payable monthly. As part of that transaction, the Company entered into a bank loan security agreement (“Bank Collateral Agreement”) which provides for the collateralization of its office building located at ground floor, the 2 nd floor and the 3 rd floor of the Estate Management Building of Yinhejiayuan (address: No. 188 Xishan Road, Suining).

On December 27, 2010, the Company entered into an unsecured promissory note agreement (“Jiayin Wang Note”) with Mr. Jiayin Wang, the company’s Chairman, President, and Chief Executive Officer. The Jiayin Wang Note provides Yinfa with RMB 3,000,000 (approximately US $451,467) from Mr. Wang, payable after one year on December 26, 2011.

Overall, we have funded our cash needs from inception through December 31, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $90,306 on hand as of December 31, 2010, an increase of US $72,095 from the beginning of the year and attributable in substantial part to an increase in cash inflow and a smaller foreign currency translation. Currently, we have enough cash to fund our operations for about nine (9) months. This is based on current cash flows from financing activities and projected revenues. If the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately US $250,000 to sustain operations through year 2011 and each year thereafter.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2010, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of March 31, 2010, are as follows:

Name	Age	Principal Positions
Jiayin Wang	59	Chief Executive Officer, President, and Director (Principal Executive Officer)
Weihai Liu	40	Chief Financial Officer (Principal Financial Officer)
Bing Wang	42	Director
Ping Gao	45	Director

The following describes the business experience of each of our executive officers and directors, including other directorships held in reporting companies, if any:

Jiayin Wang.  Mr. Jiayin Wang has served as our President and as director of the Corporation since October 20, 2008.  He founded YinFa Resource, an affiliate of the Corporation, in 2001 and has continuously served as its president and chairman.  Mr. Wang has been the People’s Senator of Suining City, Sichuan Province, the PRC since 1995 and the Chairman of Sichuan Province DAR Association since 2001. Mr. Wang was named Excellent Entrepreneur of Sichuan Province in 2004, National Entrepreneur Star Award in 2001 and 2004, Entrepreneur Star of Sichuan Province in 2001 and 2004 and Top Ten Entrepreneur Star of Suining City in 2005, among many other awards. On August 20, 2010, Mr. Wang was appointed Chief Executive Officer of the Corporation.

Weihai Liu.  Mr. Weihai Liu has served as our Chief Financial Officer of the Corporation since September 29, 2010. From 2005 to most recently, Mr. Liu was Head of Finance in Guangdong Dongsong Sanxiong Electrical Appliance Co., Ltd where he was in charge of all aspects in budget management, accounting, financial management, taxation planning, assets and investment risk management. He also created systems of cost accounting, cost control, cost analysis, internal audit and also the financial management of all branch companies. From 1996 to 1998, he served as CFO in Guangzhou Longfa Group, which had four subsidiaries located in Beijing and Guangdong Province. Mr. Liu is a Certified Public Accountant in China.

 Bing Wang.  Mr. Bing Wang has served as our Independent Director of the Corporation since 2006. Mr. Wang has extensive experience in business and investment management.  Mr. Wang has a strong professional relationship with the Sichuan provincial government and the Suining municipal government.

Ping Gao.  Mr. Ping Gao has served as our Independent Director of the Corporation since 2010. In September 2004, he was President of the Suining City Leprosy Hospital. In August 2000, he was Vice President of Suining City Public Hospital. In August 1982, he was Lead Botanist at the Yajiang County Forestry Bureau for 15 years. Mr. Ping graduated from Xiamen University with an undergraduate engineering degree in 1964.

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

Shareholder Communications

The Corporation provides a process for stockholders to send communications to the Board.  Information regarding stockholder communications with the Board can be found on the Corporation’s Web site at http://www.chinahealthresource.com..

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires the Corporation’s officers and Directors, and persons who beneficially own more than ten percent of a registered class of the Corporation’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Such Reporting Persons are required by the SEC rules to furnish the Corporation with copies of all Section 16 forms they file.  Based solely on its review of the copies of such filings, the Corporation believes that during the fiscal year ended December 31, 2010, the following filings were late: Mr. Jiayin Wang will file one late report covering a total of one late transaction.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

For the period December 31, 2009 through December 31, 2010, all compensation decisions were made by our board of directors.  The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business.  We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.  We intend to establish a compensation committee and future decisions regarding executive compensation will be the responsibility of that committee.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer as of the end of fiscal 2010 and the two most highly compensated executive officers as of the end of fiscal 2010. We refer to these executive officers as our “Named Executive Officers.”

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Name and Principal
Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jiayin Wang (1)	2010	$0	$138,000	$140,000	$19,333	-	-	-	$2,010
Principal Executive Officer, President and Director	2009	$29,274	-	-	-	-	-	-	$42,000
	2008	$29,274	$12,726	-	-	-	-	-	-

Weihai Liu (2)	2010	$0	-	-	-	-	-	-	$8,000
Principal Financial Officer	2009	-	-	-	-	-	-	-	$8,000
	2008	-	-	-	-	-	-	-	$8,000

Jiang Chen (3)	2010	-	-	-	-	-	-	-	$8,000
Former Principal Executive Officer and Director	2009	$8,000	-	-	-	-	-	-	$8,000
	2008	$8,000	-	-	-	-	-	-	$8,000

Yi Zhou (4)	2010	-	-	-	-	-	-	-	$11,710
Former Principal Financial Officer and Director	2009	$11,710		-	-	-	-	-	$15,000
	2008	$11,710	$3,290	-	-	-	-	-	-

Jiguang Wang(5)	2010	-	-	-	-	-	-	-	-
Former President and Former Director	2009	-	-	-	-	-	-	-	$10,000
	2008	$10,000	-	-	-	-	-	-	$10,000

Ying Zhong(6)	2010	-	-	-	-	-	-	-	-
Former Chief Financial Officer and Former Director	2009	-	-	-	-	-	-	-	$10,000
	2008	$10,000	-	-	-	-	-	-	$10,000

(1)	Mr. Jiayin Wang’s employment with the Corporation as President commenced in October 20, 2008, and his employment as Principal Executive Officer commenced August 20, 2010

(2)	Mr. Weihai Liu employment with the Corporation as Principal Financial Officer commenced in September 29, 2010.

(3)	Mr. Jiang Chen’s employment with the Corporation terminated in August, 2010.

(4)	Ms. Yi Zhou’s employment with the Corporation terminated in September, 2010.

(5)	Mr. Jiguang’s employment with the Corporation terminated in October 20, 2008.

(6)	Ms. Zhong’s employment with the Corporation terminated in October 20, 2008.

Summary of Executive Compensation

Jiayin Wang.   Mr. Jiayin Wang served as President and director of the Board under a 3 year term beginning in 2008. Mr. Wang was to receive a an annual salary of RMB 200,000, or approximately U.S.$29,851 for the fiscal year 2010, based upon the closing foreign exchange rate published by Bloomberg on March 25, 2010 of U.S.$1.00 = RMB 6.5615 (the “RMB Rate”).  Mr. Wang elected to forego his salary for 2010. On August 20, 2010, Mr. Wang accepted the Corporation’s offer regarding his employment with the Corporation as its Chief Executive Officer. His position as Chief Executive Officer offers no salary, although he was granted a signing bonus of U.S. $50,000 payable in shares of the Company's Common Stock based on a price per share of $0.00782, the average of the closing prices of the Common Stock as quoted on the OTC Bulletin Board for the five (5) trading days ending on such date. Mr. Wang received 6,393,862 shares of Common Stock as a signing bonus which shares are not registered under the U.S. Securities Act of 1933, as amended (the "1933 Act"). On August 20, 2010, Mr. Wang also received a past performance bonus in the amount of U.S. $88,000 payable in shares of Common Stock (shares not registered under the 1933 Act) based on a price per share of $0.00782, the average of the closing prices of the Common Stock as quoted on the OTC Bulletin Board for the five (5) trading days ending on such date. Mr. Wang received 11,253,197 shares of Common Stock that are not registered under the 1933 Act under this bonus. Mr. Wang was also offered stock options to purchase up to six million (6,000,000) shares of common stock at a price of $.02 per share vesting over 18 months in equal monthly installments pursuant to a Stock Option Agreement with the Company which is granted pursuant to the company’s 2009 Omnibus Incentive Plan and have a grant date of August 20, 2010.

Weihai Liu. On September 29, 2010, Mr. Liu accepted the Corporation’s offer regarding his employment with the Corporation as its Chief Financial Officer. Mr. Liu was to receive an annual salary of RMB 80,000, (approximately U.S. $11,941). Mr. Liu elected to forego this salary for 2010.

Jiang Chen.  On August 20, 2010, Mr. Chen resigned as Chief Executive Officer. There is no severance or termination agreement.

Yi Zhou. On September 29, 2010, Ms. Zhou resigned as Chief Financial Officer. There is no severance or termination agreement.

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

Compensation of Directors

The table below summarizes the compensation of all persons who served as a Director of the Corporation in fiscal 2009:

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Name (a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)
Jiayin Wang	-	-	-	-	-	-	-
Bing Wang	-	-	-	-	-	-	-
Gao Ping	-	-	-	-	-	-	-
Gewei Wang	-	-	-	-	-	-	-
Yi Zhou	-	-	-	-	-	-	-

For the year ended December 31, 2010, no cash compensation was paid, and no equity grants were made, to the Corporation’s directors.  Mr. Jiayin Wang's compensation as an executive officer of the Corporation is disclosed under "Executive Compensation - Summary Compensation Table."  Usually, the Board reviews the level of compensation it receives for its service every year.  The Board may take action at any time to amend the amount or type of compensation it receives.

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC.  There are no shares of common stock as to which any person has the right to acquire beneficial ownership within 60 days after March 31, 2011 through the exercise of any stock option, warrant or other right. The percentage ownership is based on 166,935,953 shares of common stock outstanding as of March 24, 2011.

In Sept 2008 Evotech Capital, SA signed consulting agreement with the Corporation. As of January 2009 outstanding fees were $80,000. On July 1, 2010 a convertible promissory note was signed for the $80,000 convertible at 0.008 per share. In January, 2011, 7,000,000 shares were converted. (3,000,000 shares are still not converted).

Beneficial owner	Number of shares beneficially Owned	Percentage of shares outstanding (1)
Common Stock, Lei Guo (2), No. 188 Xishan Road, Chuanshan District, Suining City, Sichuan Province, the People’s Republic of China	43,000,000 (2)	25.76%

Common Stock, Zhi Min Zheng, Xili Liulitun, Chaoyang District, Beijing, People’s Republic of China	22,122,488	13.25%

Jiayin Wang	53,393,862	31.98%

Jiang Chen Principal Executive Officer	0	0.0%

Yi Zhou Principal Financial Officer	0	0.0%

Gewei Wang Director	0	0.0%

Bing Wang Director	0	0.0%

All Directors and Executive Officers as a Group	75,516,350	34.23%

(1)	This percentage is a fraction with its denominator as 166,935,953 shares of the Corporation’s Common Stock.

(2)	Lei Guo (the “Trustee”) is the trustee, on behalf of Sichuan Yinfa Resource Development Co., Ltd., a PRC company (“Yinfa Resource”). This amount includes the 43,000,000 shares of common stock issued and held by Mr Lei Guo, as Trustee, on behalf of Sichuan Yinfa Resource Development Co., Ltd. Yinfa Resource, as Trustor, retains sole dispositive and voting control over the subject shares. Mr. Jiayin Wang is the controlling stockholder and founder of YinFa Resource and, consequently, is the indirect beneficial owner of the shares of common stock held by the Trustee

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	28,000,000(1)	0	28,000,000

Equity compensation plans not approved by security holders	0	0	0

Total	28,000,000	0	28,000,000

(1)	Pursuant to the Employment Agreement with Mr. Jiayin Wang, options to acquire stock at $.02 per share vested in 2010 for 3 months at 33,333.33 shares per month. Mr. Wang has not exercised these vested options as of March 31, 2011.
26

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions or proposed transactions in which we or any of our subsidiaries was or is to be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average total assets of the Company at year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of Common Stock, or any member of the immediate family of any of the foregoing persons, had, has or will have any direct or indirect material interest, except as follows:

Mr. Jianyin Wang is the controlling shareholder of Sichuan Yinfa Resource and the President and Director of the Company. Mr. Wang loaned the Company RMB 3,000,000 (approximately $ US $451,467) on December 27, 2010 through an unsecured promissory note payable on December 26, 2011 as set forth in Section 7 hereof.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us for professional services rendered by Lake & Associates CPA’s LLC, our independent auditor, for the audit of our financial statements for the years ended December 31, 2009 and December 31, 2008.

	2010	2009

Audit Fees	$30,000	$42,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Audit and Audit-Related Fees	$30,000	$42,000

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following financial statements of the Company are included following the signature page, commencing on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – as of December 31, 2010 and 2009

Consolidated Statement of Operations – For years ended December 31, 2010 and 2009

Consolidated Statement of Cash Flows – For years ended December 31, 2010 and 2009

Consolidated Statement of Equity (Deficit) – For years ended December 31, 2010 and 2009

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

CHINA HEALTH RESOURCE, INC.

By: /s/ Wang, Jiayin	Date: March 31, 2011
Wang, Jiayin
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Wang, Jiayin	Chief Executive Officer, President, and Director	March 31, 2011
Wang, Jiayin	(Principal Executive Officer)

/s/ Liu, Weihai	Chief Financial Officer and Director	March 31, 2011
Liu, Weihai	(Principal Financial Officer)

/s/ Ping Gao	Director	March 31, 2011
Ping, Gao

/s/ Wang, Bing	Director	March 31, 2011
Wang, Bing

CHINA HEALTH RESOURCE, INC.

EXHIBIT INDEX

TO

2010 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description

3.1	Certificate of Incorporation, as adopted on February 26, 2002 and as amended on May 14, 2003, October 13, 2006, April 23, 2007 and May 8, 2007.(1)

3.2	Amended and Restated By-laws, as adopted on February 17, 2009.(1)

7.1	Bank Loan documents between Suining Shi Yinfa Bai Zhi Chan Ye You Xiam Gog Si and Suining City Commercial National Bank dated December 27, 2010 and related Bank Collateral Agreement. (2)

7.2	Unsecured promissory note agreement with Mr. Jiayin Wang, Company’s Chairman, President and Chief Executive Officer dated December 27, 2010.(2)

10.1	License Agreement Relating to the Exclusive Right to Use “Suining Sichuan Angelica” Certified Trademark, by and between Sichuan Province Suining City DAR Association and Yinfa, dated March 16, 2004.(3)

10.2	Import-Export Agent Executive Agreement, by and between Suining Yinfa DAR Industrial Co. and Korean DongUi Cosmetics Co., dated March 5, 2007. (4)

10.3	Sichuan DAR Purchase and Processing Contract, by and between Suining Yinfa DAR Industrial Co. and Chengdu Derentang Pharmacy Company Medicine Branch, dated April 18, 2007.(5)

10.4	Debt Transfer and Assumption Agreement by and among Yinfa, Suining Yinfa Building Construction and Development Co., Ltd., Chengdu Lianqiang Investment Co. and Yinfa Resource, dated September 20, 2008.(6)

14.1	Code of Ethics.(7)

21.1	Subsidiaries of Registrant. (8)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.(8)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.(8)

32.1	Section 1350 Certifications of Chief Executive Officer.(8)

32.2	Section 1350 Certifications of Chief Financial Officer.(8)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2010.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2007.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2007.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
(8)	Filed herewith.

CHINA HEALTH RESOURCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Health Resource Inc.

We have audited the accompanying consolidated balance sheets of China Health Resource Inc. and Subsidiary (a Delaware corporation). as of December 31, 2010 and 2009 and related statements of consolidated operations, stockholders’ deficit, comprehensive income and cash flows for the years ending December 31, 2010 and 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Resource Inc. and Subsidiary. (a Delaware corporation). as of December 31, 2010 and 2009 and the results of its operations and its cash flows for years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

April 8, 2011

China Health Resource, Inc. and Subsidiary

Audited Consolidated Balance Sheets

As of December 31, 2010 and December 31, 2009

	December 31, 2010	December 31, 2009
		(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$90,306	$18,211
Accounts Receivable	1,701,812	889,020
Note Receivable	—	350,312
Employee Advances	—	14,916
Advances to Suppliers	491	55,630
Prepaid Expenses	2,453,892	—
Inventory	653,695	29,006
TOTAL CURRENT ASSETS	4,900,196	1,357,094

FIXED ASSETS
Property, Plant, and Equipment	991,883	959,557
Accumulated Depreciation	(163,928)	(126,507)
TOTAL NET FIXED ASSETS	827,955	833,050

TOTAL ASSETS	$5,728,151	$2,190,144

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$436,015	$268,849
Other Payables	110,516	113,592
Due to Shareholder	376,457	376,457
Taxes Payable	—	309,574
Notes Payable	905,974	234,322
Convertible debt	80,000	—
TOTAL CURRENT LIABILITIES	1,908,962	1,302,794

TOTAL LIABILITIES	1,908,962	1,302,794

STOCKHOLDERS' EQUITY
Common stock Class A ( 500,000,000 shares authorized, 159,935,953 and 142,288,894 issued and outstanding, par value $0.001)	159,936	142,289
Preferred Stock (50,000,000 shares authorized, 0 issued and outstanding)	—	—
Additional paid in capital	1,274,144	1,145,832
Accumulated other comprehensive income	235,737	157,143
Retained earnings (deficit)	2,149,372	(557,914)
TOTAL STOCKHOLDERS' EQUITY	3,819,189	887,350

TOTAL LIABILITIES AND EQUITY	$5,728,151	$2,190,144

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Audited Consolidated Statement of Operations

For the Years Ended December 31, 2010 and 2009

	For the 12 months ended
	December 31, 2010	December 31, 2009
REVENUES
Sales	$10,282,207	$4,377,463
Cost of Sales	5,767,564	3,736,867
GROSS PROFIT	4,514,643	640,596

OPERATING EXPENSES
Selling, General, and Administrative	751,532	1,184,213
Interest Expense	18,222	69,508
TOTAL OPERATING EXPENSES	769,754	1,253,721

OPERATING INCOME (LOSS)	3,744,889	(613,125)

OTHER INCOME / (EXPENSES)
Non-Operating Expenses	—	—
Government Grants	—	—
Debt Forgiveness	—	177,893
Other	975	2,167
TOTAL OTHER INCOME / (EXPENSE)	975	180,060

NET INCOME (LOSS) BEFORE TAXES	3,745,864	(433,065)

INCOME TAX EXPENSE	1,038,578	79,807

NET INCOME (LOSS)	$2,707,286	$(512,872)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	78,595	7,620

COMPREHENSIVE INCOME (LOSS)	$2,785,881	$(505,252)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	148,661,443	142,288,894
Fully diluted	153,661,443	142,288,894

NET LOSS PER COMMON SHARE
Basic	0.02	**
Fully diluted	0.02	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Audited Consolidated Statement of Cash Flows

For the Years Ended December 31, 2010 and 2009

	For the 12 months ended
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$2,707,286	$(555,705)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	32,761	(28,385)
Amortization of prepaid expenses	—	—
Due from related party	—	—
Stock-based compensation	145,958	—
Convertible debt for consulting service	80,000
Accounts receivable	(770,828)	(447,371)
Employee Advances and Other Receivable	33,596	94,743
Prepaid Expenses	(2,400,054)	124,647
Inventory	(256,846)	235,321
Accounts payable and accrued liabilities	178,464	411,786
Other payable	436,593	(202,699)
Others	8,634	9,515
Tax payable	(324,048)	72,319
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(125,636)	(285,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Notes Receivable		28,085
Proceeds from disposal of property and equipment	—	168,158
Purchase of property, plant, and equipment	(11,129)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,129)	196,243

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from short-term-note payable	206,756	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	206,756	—

FOREIGN CURRENCY TRANSLATION	2,104	6,299

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,095	(83,286)

CASH AND CASH EQUIVALENTS:
Beginning of period	18,211	101,497
End of period	$90,306	$18,211

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for settlement of convertible debt	$—	$—
Inventory received in exchange for Note Receivable	$350,384	$—
Cancellation of Notes Payable for purchase of land right	$—	$5,710,994

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Audited Condensed Consolidated Statement of Equity

For the Years Ended December 31, 2010 and 2009

									Accumulated
	Common Stock				Preferred Stock		Additional	Retained	Other
	Class A	par value	Class B	par value			Paid-in	Earnings	Comprehensive
	Shares	0.001	Shares	0.01	Shares	Amount	Capital	(Deficit)	Income	Total

Balances, December 31, 2008	142,288,842	142,289	—	—	$—	$—	$1,145,832	$(45,042)	$149,523	$1,392,602

Fractional shares	52									—
Net Income(Loss) for the period								$(512,872)		(512,872)
Other comprehensive income									$7,620	7,620
Balances @ December 31, 2009	142,288,894	$142,289	—	$—	$—	$—	$1,145,832	$(557,914)	$157,143	$887,350

Issuance for CEO's appointment and bonus	17,647,059	$17,647					$120,353			138,000
Share-based compensation (option expenses)							$7,959			7,959
Net Income(Loss) for the period								$2,707,286		2,707,286
Other comprehensive income									$78,594	78,594
Balances @ December 31, 2010	159,935,953	159,936	—	—	—	—	1,274,144	2,149,372	235,737	3,819,189

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

(Expressed in USD)

1.	BASIS OF PRESENTATION

The accompanying audited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-K and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying audited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The audited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these audited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2009 and 2008 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

China Health Resource, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

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

A GAP certificate means that the planning, quality, and manufacturing of DAR meet a high and certifiable standard.  The GAP certificate is in the name of Sichuan and the company manages the processing and sales of DAR.CHRI and its wholly owned subsidiary Yin Fa are hereafter referred to as (the “Company”).

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

China Health Resource, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

(Expressed in USD)

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining the collectability of the account, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowance which is 90 days. Bad debt provision is made if fail to collect the balance after the allowance period. And the uncollectable amount last more than one year, it will automatically account for bad debt.

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

China Health Resource, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

(Expressed in USD)

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

Subsequent Events

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

China Health Resource, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

(Expressed in USD)

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative literature regarding Amendments to FASB Interpretation No. 46(R), which changes various aspects of accounting for and disclosures of interests in variable interest entities, and Accounting for Transfers of Financial Assets, which was issued in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

In September 2009, the FASB modified the accounting for Multiple-Deliverable Revenue Arrangements and Certain Revenue Arrangements that Include Software Elements. These modifications alter the methods previously required for allocating consideration received in multiple-element arrangements to require revenue allocation based on a relative selling price method, including arrangements containing software components and non-software components that function together to deliver the product's essential functionality. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

In January 2010, the FASB issued authoritative guidance regarding Improving Disclosures about Fair Value Measurements, which requires new and amended disclosure requirements for classes of assets and liabilities, inputs and valuation techniques and transfers between levels of fair value measurements and Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies the accounting for distributions to shareholders that offer them the ability to elect to receive their entire distribution in cash or shares of equivalent value. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.

The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2010 and 2009 are summarized as follows:

Cash paid during the year ended December 31, 2010 and 2009 for interest and income taxes:

	December 31, 2010	December 31, 2009
Income Taxes	1,038,578	-0-
Interest	18,222	69,508

China Health Resource, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

(Expressed in USD)

5.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Accounts receivable as of December 31, 2010 and December 31, 2009 consist of the following:

	December 31, 2010	December 31, 2009
Accounts receivable, gross	$1,701,812	$889,020
Less: allowance for doubtful accounts	—	—
Account receivable, net	1,701,812	889,020

All accounts receivables are aging within 30 days. So no provision or bad debt needs to be accrual.

6.	INVENTORIES

Inventories as of December 31, 2010 and December 31, 2009 consist of the following:

	December 31, 2010	December 31, 2009
Raw materials	$653,695	$3,064
Low value consumables	0	6,388
Finished goods	0	19,554
	$653,695	$29,006

For the year ended December 31, 2010 and December 31, 2009, no provision for obsolete inventories was recorded by the Company. The large amount of raw material due to the good harvesting period, larger volume demand of DAR, and higher purchasing than previous year. Low value consumables are the materials for the process of finished goods. Due to the different outsourcing process adopted for the year 2010, the processing party is having all the materials and processing cost in its total fees. The finished goods, Bailing Capsules, had been changed to process by order due to the upgrade of the sales strategy.

7.	PREPAID EXPENSES

Prepaid expenses as of December 31, 2010 consist of the following:

	December 31, 2010	December 31, 2009
Prepaid expenses	$2,453,892	—

All prepaid expenses are paid to the contracting farmers as part of the raw material DAR purchasing amount. Due to the fast growth of the TCM (traditional Chinese medicine) market and our cost control strategies, prepayment to the farmers or villages had been made to secure the future supply.

China Health Resource, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

(Expressed in USD)

8.	NOTE RECEIVABLE

For the second quarter of 2010, we had a receivable trade off for raw DAR with a non-related business partner at the end of April, 2010. According to the contract, we accepted to collect 868,900 kg of raw DAR with a unit price of RMB 2.87 per kilogram (approximately US $0.42 per kilogram) to offset an amount of US $350,312 (as of December 31, 2009) receivable balance from this partner.

For the third and fourth quarter of 2010, there were no new issue related to or belong to note receivable.

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of December 31, 2010 and December 31, 2009 consists of the following:

	December 31, 2010	December 31, 2009
Property, plant and equipment	991,883	959,557
Less: accumulated depreciation	(163,928)	(126,507)
Property, plant and equipment, net	$827,956	$833,050

10.	ACCOUNT S PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2010 and December 31, 2009 consist of the following:

	December 31, 2010	December 31, 2009
Accounts payable	421,258	239,309
Accrued liabilities	14,757	29,540
Total accounts payable and accrued liabilities	$436,015	$268,849

Accrued liabilities include accrued welfare payable and other taxes payable.

11.	NOTES PAYABLE - CURRENT

As of December 31, 2010 and 2009, notes payable consist of the following:

	December 31, 2010	December 31, 2009
Secured note payable to an unrelated party
Bearing 8.6625 % interest Principal payments due 12/26/2011	$452,987	234, 322
Non-secured note payable to a related party, bearing 6.95% interest Principal payments due 10/28/2011	452,987	0
TOTAL	$905,974	234,322

China Health Resource, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

(Expressed in USD)

12.	OTHER PAYABLE

As of December 31, 2010 and 2009, notes payable consist of the following:

	December 31, 2010	December 31, 2009
Labor union fee	$6,898	$6,691
Pension fund	22,263	21,516
Social insurance	81,204	85,385
Risk Fund	151	0
TOTAL	$110,516	$113,592

13.	CONVERTIBLE DEBT

On July 1, 2010, the company issued a convertible note in amount of 80,000 for the consulting services rendered by a consultant. Pursuant to the agreement, the note bear 1% annual interest and convertible at $0.008 per share after September 1, 2010 per all outstanding principal amount and accrued interest and fees.

14.	INCOME TAXES

The Company conducts all its operating business through its subsidiaries in China. The subsidiaries are governed by the income tax laws of the PRC and do not have any deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company by itself does not have any business operating activities in the United States and is therefore not subject to United States income tax.

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws). Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the previous laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% has replaced the 33% rate previously applicable to both DEs and FIEs.

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the years ended December 31, 2010 and 2009.

China Health Resource, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

(Expressed in USD)

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	2010	2009

Loss subject to U.S. operation	$(407,907)	$(471,433)
Income (loss) subject to PRC operation	4,153,771	38,368
Income (loss) before income taxes	$3,745,864	$(433,065)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.

As of December 31, 2010, the U.S. operation had $1,816,283 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the year ended December 31, 2010 and 2009 is as follows:

	2010	2009
Income (loss) before income taxes	$4,153,771	$38,368
Statutory income tax rate	25%	25%
	1,038,443	9,592
Expenses not deductible for tax purposes:	135	2,623
- Provisions
Effect of tax losses	—	—

Income tax expense	$1,038,578	$12,215

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
- Net operating loss carryforwards	$617,536	$478,848
Less: valuation allowance	(617,536)	(478,848)
Deferred tax assets	$—	$—

For the year ended December 31, 2010 and 2009, valuation allowances of $617,536 and $478,848 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

China Health Resource, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

(Expressed in USD)

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	2010	2009
U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25

Total provision for income taxes	$25	$25

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2010 and 2009.

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

15.	MAJOR CUSTOMER/VENDOR AND CONCENTRATION

(a)        Major customers

For the years ended December 31, 2010 and 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

China Health Resource, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

(Expressed in USD)

For the year ended December 31, 2009, major customers and vendors with their revenues are presented as follows:

Customers	Revenues	%	AR	%
Customer A	$1,969,858	45%	752,877	85%
Customer B	612,845	14%	63,167	7%
Customer C	350,197	8%	43,818	4%
Customer D	131,324	3%	8,089	1%
Customer E	87,549	2%	18,243	2%
Total	$3,151,773	72%	886,195	99%

For the year ended December 31, 2010, major customers with their revenues are presented as follows:

Customers	Revenues	%	AR	%
Customer A	$4,240,403	41%	602,412	35%
Customer B	1,258,363	13%	264,243	16%
Customer C	1,177,696	11%	235,953	14%
Customer D	608,154	6%	133,443	8%
Customer E	424,671	4%	193,184	11%
Customer F	393,402	4%	227,279	13%
Customer G	285,140	3%	45,299	3%
Total	$8,398,324	82%	1,701,812	100%

All customers are all non-related parties, located in Sichuan province, China. The sole business relationship with Yinfa is to purchase raw DAR or Yishen Capsule. For the year ended December 31, 2010, 82% of the total revenue is contributed by the corporate customers and 18% of total revenue is contributed by individual customers compare to 72% of the total revenue is contributed by the corporate customers and 28% of total revenue is contributed by individual customers for the year ended December 31, 2009.

(b)        Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

16.	SHARE-BASED COMPENSATION

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

China Health Resource, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

For the Years Ended December 31, 2010 and 2009

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

For the year ended December 31, 2010, total 17,647,059 shares of Common Stock in amount of $138,000 was issued and recognized as share-based compensation. $7,958 was recognized as option expenses for vested option as of December 31, 2010. The company has also accrued $140,000 expenses relating to CEO’s performance bonus as of December 31, 2010.

17.	SUBSEQUENT EVENT

In January, 2011, partial amount ($56,000) of convertible note (note 14) was converted into 7,000,000 shares.

