Form 10-Q
period 2011-03-31
CHINA HEALTH RESOURCE, INC.
filed 2011-05-23
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934: For the Quarterly Period ended: March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
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

Number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2011:  159,935,953 shares of Common Stock of par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I.  FINANCIAL INFORMATION

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

China Health Resource, Inc. and Subsidiary

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2011 and The Year Ended December 31, 2010

	March 31, 2011	December 31, 2010
		(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$384,650	$90,306
Accounts Receivable	1,447,346	1,701,812
Advances to Suppliers	251,906	491
Prepaid Expenses	2,478,706	2,453,892
Inventory	1,797,546	653,695
TOTAL CURRENT ASSETS	6,360,154	4,900,196

FIXED ASSETS
Property, Plant, and Equipment	999,435	991,883
Accumulated Depreciation	(175,111)	(163,928)
TOTAL NET FIXED ASSETS	824,324	827,955

TOTAL ASSETS	$7,184,478	$5,728,151

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$614,647	$436,015
Other Payables	132,067	110,516
Due to Shareholder	376,457	376,457
Taxes Payable	327,563	—
Notes Payable	915,136	905,974
Convertible debt	24,000	80,000
TOTAL CURRENT LIABILITIES	2,389,870	1,908,962

TOTAL LIABILITIES	2,389,870	1,908,962

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
166,935,953 and 159,935,953 issued and outstanding, par value $0.001)	166,936	159,936
Preferred Stock (50,000,000 shares
authorized, 0 issued and outstanding)	—	—
Additional paid in capital	1,331,102	1,274,144
Accumulated other comprehensive income	287,591	235,737
Retained earnings (deficit)	3,008,979	2,149,372
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,794,608	3,819,189

TOTAL LIABILITIES AND EQUITY	$7,184,478	$5,728,151

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2011 and 2010

	For the 3 months ended
	March 31, 2011	March 31, 2010
REVENUES
Sales	$4,378,311	$1,519,330
Cost of Sales	2,882,178	1,386,418
GROSS PROFIT	1,496,133	132,912

OPERATING EXPENSES
Selling, General, and Administrative	280,672	61,428
Interest Expense	9,328	4,360
TOTAL OPERATING EXPENSES	290,000	65,788

OPERATING INCOME (LOSS)	1,206,133	67,124

OTHER INCOME / (EXPENSES)
Other	—	2,017
TOTAL OTHER INCOME / (EXPENSE)	—	2,017

NET INCOME (LOSS) BEFORE TAXES	1,206,133	69,140

INCOME TAX EXPENSE	346,526	16,059

NET INCOME (LOSS)	$859,607	$53,081

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	51,854	4,699

COMPREHENSIVE INCOME (LOSS)	$911,461	$57,780

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	164,602,620	142,288,894
Fully diluted	167,602,620	142,288,894

NET LOSS PER COMMON SHARE
Basic	0.01	**
Fully diluted	0.01	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	For the 3 months ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$859,607	$53,081
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	9,486	6,258
Stock-based compensation	7,958	—
Accounts receivable	270,537	(109,501)
Employee Advances and Other Receivable	(250,357)	476
Inventory	(1,132,473)	15,848
Accounts payable and accrued liabilities	175,500	3,000
Other payable	20,348	(453)
Others	2,468	—
Tax payable	329,138	14,086
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	292,212	(17,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

FOREIGN CURRENCY TRANSLATION	2,132	4,279

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	294,344	(12,927)

CASH AND CASH EQUIVALENTS:
Beginning of period	90,306	18,211
End of period	$384,650	$5,284

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Condensed Consolidated Statement of Equity (Deficit)

For the Three Months Ended March 31, 2011

									Accumulated
	Common Stock				Preferred Stock		Additional	Retained	Other
	Class A	par value	Class B	par value			Paid-in	Earnings	Comprehensive
	Shares	0.001	Shares	0.01	Shares	Amount	Capital	(Deficit)	Income	Total

Balances, December 31, 2008	142,288,842	142,289	—	—	$—	$—	$1,145,832	$(45,042)	$149,523	$1,392,602

Fractional shares	52									—
Net Income(Loss) for the period								$(512,872)		(512,872)
Other comprehensive income									$7,620	7,620
Balances @ December 31, 2009	142,288,894	$142,289	—	$—	$—	$—	$1,145,832	$(557,914)	$157,143	$887,350

Issuance for CEO's appointment and bonus	17,647,059	$17,647					$120,353			138,000
Share-based compensation (option expenses)							$7,959			7,959
Net Income(Loss) for the period								$2,707,286		2,707,286
Other comprehensive income									$78,594	78,594
Balances @ December 31, 2010	159,935,953	159,936	—	—	—	—	1,274,144	2,149,372	235,737	3,819,189

Issuance for CEO's appointment and bonus										—
Partial conversion of Auratek service fee	7,000,000	$7,000					$49,000			56,000
Share-based compensation (option expenses)							$7,958			7,958
Net Income(Loss) for the period								$859,607		859,607
Other comprehensive income									$51,854	51,854
Balances @ December 31, 2010	166,935,953	166,936	—	—	—	—	1,331,102	3,008,979	287,591	4,794,608

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

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

For the Three Months Ended March 31, 2011 and 2010

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

For the Three Months Ended March 31, 2011 and 2010

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

For the Three Months Ended March 31, 2011 and 2010

(Expressed in USD)

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

For the Three Months Ended March 31, 2011 and 2010

(Expressed in USD)

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

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(Expressed in USD)

4.      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended March 31, 2011 and 2010 are summarized as follows:

Cash paid during the three month period ended March 31, 2011 and 2010 for interest and income taxes:

	March 31, 2011	March 31, 2010
Income Taxes	1,038,578	16,059
Interest	18,222	4,360

5.     ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Accounts receivable as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011		December 31, 2010
Accounts receivable, gross	$	$ 1, 447,346	$1,701,812
Less: allowance for doubtful accounts		—	—
Account receivable, net		$1,447,346	$1,701,812

All accounts receivables are aging within 30 days. So no provision or bad debt needs to be accrual.

6.     ADVANCES TO SUPPLIERS

Due to the high demand of DAR product, the company advances money to third party suppliers to secure more DAR supply. These advances bear no interest and will be applied as the payment when purchases are received. The balance of advances to suppliers as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Advances to an individual supplier	$251,411	$—
Others	495	491
Advances to suppliers	$251,906	$491

7.     INVENTORIES

Inventories as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$1,797,546	$653,695
Low value consumables	0	0
Finished goods	0	0
	$1,797,546	$653,695

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(Expressed in USD)

As of March 31, 2011 and December 31, 2010, no provision for obsolete inventories was recorded by the Company. The large amount of raw material are due to the good harvesting period, larger volume demand of DAR, and higher purchasing than previous year. The company has largely increased its inventory in current quarter to take advantage of the increasing market demand. Low value consumables are the materials for the process of finished goods. Due to the different outsourcing process adopted for the same period in 2010, the processing party is having all the materials and processing cost in its total fees. The finished goods, Bailing Capsules, had been changed to process by order due to the upgrade of the sales strategy.

8.     PREPAID EXPENSES

Prepaid expenses as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Prepaid expenses	$2,478,706	$2,453,892

All prepaid expenses are paid to the contracting farmers as part of the raw material DAR purchasing amount.

9.     Note Receivable

For the first quarter of 2011, there were no new issue related to or belong to note receivable.

10.      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of March 31, 2011 and December 31, 2010 consists of the following:

	March 31, 2011	December 31, 2010
Property, plant and equipment	$999,435	$991,883
Less: accumulated depreciation	(1 75,111)	(163,928)
Property, plant and equipment, net	$824,324	$827,955

11.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Accounts payable	$591,449	$421,258
Accrued liabilities	23,198	14,757
Total accounts payable and accrued liabilities	$614,647	$436,015

Accrued liabilities include accrued welfare payable and other taxes payable.

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(Expressed in USD)

12.      NOTES PAYABLE - CURRENT

As of March 31, 2011 and December 31, 2010, notes payable consist of the following:

	March 31, 2011	December 31, 2010
Secured note payable to an unrelated party
Bearing 8.6625 % interest Principal payments
due 12/26/2011	$457,568	452,987

Non-secured note payable to a related party,
bearing 6.95% interest Principal payments
due 10/28/2011	457,568	452,987
	$915,136	905,974

13.      OTHER PAYABLE

As of March 31, 2011 and December 31, 2010, notes payable consist of the following:

	March 31, 2011	December 31, 2010
Labor union fee	$6,968	$6,898
Pension fund	26,606	22,263
Social insurance	98,340	81,204
Risk Fund	153	151
TOTAL	$132,067	$110,516

14.      CONVERTIBLE DEBT

On July 1, 2010, the company issued a convertible note in amount of 80,000 for the consulting services rendered by a consultant. Pursuant to the agreement, the note bears 1% annual interest and convertible at $0.008 per share after September 1, 2010 per all outstanding principal amount and accrued interest and fees. In January, 2011, partial amount ($56,000) of convertible note was converted into 7,000,000 shares. The balance of convertible debt as of March 31, 2011 is $24,000.

15.      INCOME TAXES

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

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(Expressed in USD)

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the three months ended March 31, 2011 and March 31, 2010.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	March 31, 2011	March 31, 2010
Loss subject to U.S. operation	$(178,149)	$(3,000)
Income (loss) subject to PRC operation	1,384,282	72,140
Income (loss) before income taxes	$1,206,133	$69,140

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.

For the three months ended March 31, 2011, the U.S. operation had $178,149 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the three months ended March 31, 2011 and March 31, 2010 is as follows:

	March 31, 2011	March 31, 2010
Income (loss) before income taxes	$1,384,282	$72,140
Statutory income tax rate	25%	25%
	346,070	18,035
Expenses not deductible for tax purposes:	456
- Provisions		(1,976)
Effect of tax losses	—	—

Income tax expense	$346,526	$16,059

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	March 31, 2011	March 31, 2010
U.S. Statutory rate	$34%	$34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25
Total provision for income taxes	$25	$25

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(Expressed in USD)

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of three months ended March 31, 2011 and March 31, 2010.

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

Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred taxes are charged or credited in the income statement, except when they relate to items credited or charged directly to equity, in which case the deferred taxes are also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Company’s financial

16.      MAJOR CUSTOMER/VENDOR AND CONCENTRATION

(a) Sale breakdown

For the three months ended March 31, 2011, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

All customers are all non-related parties, mostly located in Sichuan province or southern China. The sole business relationship with Yinfa is to purchase raw DAR, other TCM, or Yishen Capsule. For the three months ended March 31, 2011, 49% of the total revenue is contributed by DAR, 31% of the total revenue is contributed by other TCM, and 20% of total revenue is contributed byYishen Capsule.

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

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(Expressed in USD)

17.      Share-based compensation

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

The company has accrued $160,000 expenses relating to CEO’s performance bonus; and $7,958 was recognized as option expenses for vested option as of December 31, 2010.

China Health Resource, Inc. and Subsidiary

Unaudited Condensed Consolidated Statement of Equity (Deficit)

For the Three Months Ended March 31, 2011

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

Our Business

Since the completion of the Plan of Exchange with Yinfa, our core business has been in pharmaceuticals and the continued operations of Yinfa. Yinfa is a Chinese pharmaceutical company focused on producing, processing and commercializing Dahurian Angelica Root (“DAR”), a popular Traditional Chinese Medicine (“TCM”) herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in China’s Sichuan Province is the major planting and production area in China for DAR as a result of the unique and ideal local climate and soil properties. Over 70% of DAR for general use and 100% of DAR for pharmaceutical use in China is produced in Suining. We have partnered with Chengdu University of Traditional Chinese Medicine for scientific development and technical support. Our business strategy involves continued development in research and development (“R&D”) base fields, retaining experienced DAR farmers, using scientific methods to develop new drugs , and leveraging the DAR Association (this association explained below) for DAR production and competitive market advantage. Besides the producing and sales of DAR, we also make further processing of DAR due to its functions in expelling wind (in TCM terminology, which describes wind-cold exterior syndrome manifested by headache, supraobital pain and nasal obstruction), detoxification, anti-inflammatory and pain relieving. We, currently, offer the following products:

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

Results of Operations for the Three months Ended March 31, 2011

Balance Sheet

Our total assets for the three months ended March 31, 2011 were US $7,184,478 compared to the three months ended March 31, 2010 were US $2,264,750. Total liabilities increased to US $2,389,870 for the three months ended March 31, 2011 from US $1,319,619 for the three months ended March 31, 2010, principally due to an increase of accounts receivable, prepaid expense, inventory, notes payable.

Balance Sheet	March 31, 2011	March 31, 2010
Total Assets	$7 ,184,478	$2,264,750
Total Liabilities	2 ,389,870	1,319,619
Net Assets	$4,794,608	$945,131

Results of Operations

Profit/Loss	For the Three Months Ended
	March 31, 2011	March 31, 2010
Operating Income (Loss)	$1 ,206,133	$67 ,124
Net Income (Loss) Before Tax	1 ,206,133	69 ,140
Corp. Income Tax	(346,526)	(16,059)
Net Income (Loss)	$859 ,607	$53 ,081

Revenues

Our revenues for the three months ended March 31, 2011 were US $4,378,311, an increase of 188% over revenues of US $1,519,330 for the three months ended March 31, 2010. The increase in sales revenues was due primarily to an increase in the volume of sales, the increase of unit sales price of DAR and sales of other TCM received during the three months ended March 31, 2011. Most of the revenue growth was attributable to increased unit sales price and increased volume sales in raw DAR. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices increased significantly due to inflation.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost. Our cost of sales for the three months ended March 31, 2011 was US $2,882,178, or approximately 66% of revenues, compared to US $1,386,418, or approximately 91% of revenues for the three months ended March 31, 2010. The increased costs of sales and comparatively higher gross profit rate for the three months ended March 31, 2011 were principally due to the costs related to the increase of sales volume. For the three months ended March 31, 2010, rising DAR costs could not be passed on to consumers, but for the three months ended March 31, 2011, retail DAR prices increased along with the retail prices in the TCM industry in general due to inflation.  This higher retail price resulted in higher cost of goods margins. From the beginning of the year 2010, drought hit many production places of DAR, resulting in a price increase for raw DAR. Also, we had to purchase more raw DAR due to the increased demand, and with shortage of supply in the market, the result was an increased cost of sales for the three months ended March 31, 2011. For the first quarter of 2011, the reason we can keep our cost of goods sold for raw DAR was favorably impacted by a strengthened relationship with the local government and the DAR Association, which increased our advantage in the supply chain of DAR. The other reason is because the Company elected to make prepaid deposits to secure exclusivity of the DAR harvest from DAR farmers in larger volume.

Gross profit for the three months ended March 31, 2011 increased by approximately 1026% to US $1,496,133 from US $132,912 for the three months ended March 31, 2010. Gross profit margin for the three months ended March 31, 2011 was 34% compared to 9% for the three months ended March 31, 2010. This was primarily due to the retail prices of DAR significantly increased due to inflation and increased volume demand of DAR.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 increased by 341% to US $290,000 from US $65,788 for the three months ended March 31, 2010. The operating expenses included selling, general and administrative (“SG&A”) expense and interest cost. SG&A increased overall to US $280,672 for the three months ended March 31, 2011 compared to US $61,428 for the three months ended March 31, 2010. The increase of SG&A is primarily due to an increase in fees and expenses producing and distributing product, which was a result of higher volume of DAR sales.  Selling expense for the three months ended March 31, 2011 decreased to US $2,805 compared to US $18,516 for the three months ended March 31, 2010. This decrease is primarily due to the change of transportation and delivery cost policy,. The interest cost for the three months ended March 31, 2011 increased to US $9,328 compared to US $4,360 for the three months ended March 31, 20110 due to an increase in the Company’s indebtedness.

Other Income/Expense

For the three months ended March 31, 2011, we had total Other Income of US $0, compared to other income of US $2,017 for the three months ended March 31, 2010. The decrease in total other income was due primarily to the adjustment of the date for the annual payment of rental for the store to the third quarter of 2011.

Impact of Inflation

We believe that inflation has had a significant effect on operations for the three months ended March 31, 2011. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China.  However, the beginning of the year 2010 was impacted by drought that hit many production places of DAR, resulting in a price increase for raw DAR. We believe this is a short-term impact on inflation. Also, significant increases in inflation throughout China have raised retail prices of DAR, and most TCM products in general. We also believe that we can offset any inflationary increases in the cost of sales by continuing to increase our sales of DAR in response to continued demand and by improving operating efficiencies.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. For the three months ended March 31, 2011, we accrued income taxes of US $346,526. For the three months ended March 31, 2010, we accrued income taxes of US $16,059.

Net Income

We had net income for the three months ended March 31, 2011 of US $859,607, an increase of 1519% compared to a net income for the three months ended March 31, 2010 of US $53,081. The improvement in our net income for the three months ended March 31, 2011 is attributable principally to increased sales revenue, and a foreign currency translation gain between the RMB and U.S. dollar of US $51,854. The increased sales revenue is primary due to increased volume sales in raw DAR.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Net cash flow from operating activities was US $292,211 for the three months ended March 31, 2011, compared to net negative cash flow of US $17,206 from operating activities for the three months ended March 31, 2010. This was due to an increase of net profit of US $859,607 for the three months ended March 31, 2011 from a net income of US $53,081 for the three months ended March 31, 2010. Net expenditures for inventory were US $1,132,473 for the three months ended March 31, 2011 compare to an inflow of US $15,848 for the three months ended March 31, 2010. This was also due to a decrease of accounts receivable inflow to US $270,537 for the three months ended March 31, 2011 from an outflow of US $109,501 for the three months ended March 31, 2010. Accounts payable and accrued liabilities increased to US $175,500 for the three months ended March 31, 2011 from US $3,000 for the three months ended March 31, 2010. Taxes Payable increased to US $329,138 for the three months ended March 31, 2011 from US $14,086 for the three months ended March 31, 2010.

There were no net cash flows provided by or used in investing activities during the three months ended March 31, 2011 or for the three months ended March 31, 2010.

There were no net cash flows provided by or used in financing activities during the three months ended March 31, 2011 for the three months ended March 31, 2010.

Overall, we have funded our cash needs from inception through March 31, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $384,650 on hand for the three months ended March 31, 2011, an increase of US $5,284 from the beginning of the year and attributable in substantial part to an increase in cash inflow. A significant amount of cash was used to purchase inventory. Currently, we have enough capital to fund our operations because we have a sizable accounts receivable to fund operations. Our accounts receivable increased significantly in this quarter. A significant part of accounts receivable was paid off and our new accounts receivable has been added with new customers. The Company expects to receive these funds on time. But if accounts receivable cannot be collected timely, we may not be able to sustain our capital needs. Therefore, we will strengthen the management toward accounts receivable to quicken the collection of such accounts receivable.

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

Off-Balance Sheet Arrangements

For the three months ended March 31, 2011, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2011, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

 The Company just became aware that their market maker resigned and has initiated the process of replacing the market maker.

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

CHINA HEALTH RESOURCE, INC.

Dated: May 23, 2011	By: /s/ Wang, Jiayin
Wang, Jiayin
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 23, 2011	By: /s/ Liu, Weihai
Liu, Weihai
Chief Financial Officer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

