Form 10-Q
period 2011-06-30
CHINA HEALTH RESOURCE, INC.
filed 2011-08-15
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934: For the Quarterly Period ended: June 30, 2011

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
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

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_|  No |X|

Number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2011:  169,935,953 shares of Common Stock of par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended Six Months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

China Health Resource, Inc. and Subsidiary

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS		(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$384,515	$90,306
Accounts Receivable	2,144,329	1,701,812
Advances to Suppliers	39,133	491
Prepaid Expenses	2,511,186	2,453,892
Inventory	3,383,900	653,695
TOTAL CURRENT ASSETS	8,463,063	4,900,196

FIXED ASSETS
Property, Plant, and Equipment	1,010,545	991,883
Accumulated Depreciation	(190,856)	(163,928)
TOTAL NET FIXED ASSETS	819,689	827,955

TOTAL ASSETS	$9,282,752	$5,728,151

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$622,738	$436,015
Other Payables	155,348	110,516
Due to Shareholder	376,457	376,457
Taxes Payable	582,325	—
Notes Payable	927,128	905,974
Convertible debt	—	80,000
TOTAL CURRENT LIABILITIES	2,663,996	1,908,962

TOTAL LIABILITIES	2,663,996	1,908,962

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
169,935,953 and 159,935,953 issued and outstanding,
par value $0.001)	169,936	159,936
Preferred Stock (50,000,000 shares authorized,
0 issued and outstanding)	—	—
Additional paid in capital	1,360,060	1,274,144
Accumulated other comprehensive income	375,830	235,737
Retained earnings (deficit)	4,712,930	2,149,372
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	6,618,756	3,819,189

TOTAL LIABILITIES AND EQUITY	$9,282,752	$5,728,151

The accompanying notes are an integral part of these financial statements

China Health Resource, Inc. and Subsidiary

Unaudited Condensed Consolidated Statement of Operations

For the Six Months Ended June 30, 2011 and 2010

	For the 3 months ended		For the 6 months ended
	June 30, 2011	June 30, 2010	June 30 , 2011	June 30, 2010
REVENUES
Sales	$8,034,698	$1,980,326	$12,413,009	$3,499,656
Cost of Sales	5,574,025	1,466,965	8,456,203	2,853,383
GROSS PROFIT	2,460,673	513,361	3,956,806	646,272

OPERATING EXPENSES
Selling, General, and Administrative	173,259	87,469	453,931	148,898
Interest Expense	9,537	4,513	18,865	8,873
TOTAL OPERATING EXPENSES	182,796	91,983	472,796	157,770

OPERATING INCOME (LOSS)	2,277,877	421,378	3,484,010	488,502

OTHER INCOME / (EXPENSES)
Other	(10)	—	(10)	2,017
TOTAL OTHER INCOME / (EXPENSE)	(10)	—	(10)	2,017

NET INCOME (LOSS) BEFORE TAXES	2,277,867	421,378	3,484,000	490,519

INCOME TAX EXPENSE	573,916	107,523	920,442	123,582

NET INCOME (LOSS)	$1,703,951	$313,855	$2,563,558	$366,937

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	88,237	9,841	140,093	14,540

COMPREHENSIVE INCOME (LOSS)	1,792,188	323,697	$2,703,651	$381,477

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	168,769,286	142,288,894	168,769,286	142,288,894
Fully diluted	168,769,286	142,288,894	168,769,286	142,288,894

NET GAIN PER COMMON SHARE
Basic	0.01	**	0.02	**
Fully diluted	0.01	**	0.02	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	For the 6 months ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,563,558	$366,937
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	22,849	14,901
Stock-based compensation	15,916	—
Accounts receivable	(398,390)	(138,492)
Employee Advances and Other Receivable	(38,209)	15,395
Inventory	(2,685,329)	(387,501)
Accounts payable and accrued liabilities	182,683	3,041
Other payable	41,791	630
Others	4,967	—
Tax payable	579,620	107,775
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	289,456	(17,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(519)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(519)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

FOREIGN CURRENCY TRANSLATION	5,272	4,321

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	294,209	(12,993)

CASH AND CASH EQUIVALENTS:
Beginning of period	90,306	18,211
End of period	$384,515	$5,218

SUPPLEMENTAL CASH FLOW INFORMATION:
Inventory received in exchange for Note Receivable	$—	$350,384

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Condensed Consolidated Statement of Equity (Deficit)

For the Six Months Ended June 30, 2011

									Accumulated
	Common Stock				Preferred Stock		Additional	Retained	Other
	Class A	par value	Class B	par value			Paid-in	Earnings	Comprehensive
	Shares	0.001	Shares	0.01	Shares	Amount	Capital	(Deficit)	Income	Total

Balances, December 31, 2008	142,288,842	142,289	—	—	$—	$—	$1,145,832	$(45,042)	$149,523	$1,392,602

Fractional shares	52									—
Net Income(Loss) for the period								$(512,872)		(512,872)
Other comprehensive income									$7,620	7,620
Balances @ December 31, 2009	142,288,894	$142,289	—	$—	$—	$—	$1,145,832	$(557,914)	$157,143	$887,350

Issuance for CEO's appointment and bonus	17,647,059	$17,647					$120,353			138,000
Share-based compensation (option expenses)							$7,959			7,959
Net Income(Loss) for the period								$2,707,286		2,707,286
Other comprehensive income									$78,594	78,594
Balances @ December 31, 2010	159,935,953	159,936	—	—	—	—	1,274,144	2,149,372	235,737	3,819,189

Issuance for CEO's appointment and bonus										—
Conversion of consulting service fee	10,000,000	$10,000					$70,000			80,000
Share-based compensation (option expenses)							$15,916			15,916
Net Income(Loss) for the period								$2,563,558		2,563,558
Other comprehensive income									$140,093	140,093
Balances @ June 30, 2011	169,935,953	169,936	—	—	—	—	1,360,060	4,712,930	375,830	6,618,756

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011 and 2010

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2010 and 2009 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

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
For the Six Months Ended June 30, 2011 and 2010

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

3 .	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
For the Six Months Ended June 30, 2011 and 2010

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
For the Six Months Ended June 30, 2011 and 2010

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
For the Six Months Ended June 30, 2011 and 2010

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

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on its financial position, results of operations or cash flows.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-17 to have a material effect on its financial position, results of operations or cash flows.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on its financial position, results of operations or cash flows.

The FASB issued ASU No. 2010-12 through No. 2010-21. These ASUs, except for No. 2010-13, entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Group.

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011 and 2010

(Expressed in USD)

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

4 .	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended June 30, 2011 and 2010 are summarized as follows:

Cash paid during the six month period ended June 30, 2011 and 2010 for interest and income taxes:

	June 30,	June 30,
	2011	2010
Income Taxes	920,442	123,582
Interest	18,865	8,873

5 .	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Accounts receivable as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Accounts receivable, gross	$2,144,329	$1,071,812
Less: allowance for doubtful accounts	—	—
Account receivable, net	2,144,329	1,071,812

All accounts receivables are aging within 30 days. So no provision or bad debt needs to be accrual.

6 .	ADVANCES TO SUPPLIERS

Due to the high demand of DAR product, the company advances money to third party suppliers to secure more DAR supply. These advances bear no interest and will be applied as the payment when purchases are received. The balance of advances to suppliers as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Advances to an individual supplier	$38,631	$—
Others	502	491
Advances to suppliers	39,133	491

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011 and 2010

(Expressed in USD)

7 .	INVENTORIES

Inventories as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Raw materials	$3,383,900	$653,695
Low value consumables	0	0
Finished goods	0	0
	$3,383,900	$653,695

As of June 30, 2011 and December 31, 2010, no provision for obsolete inventories was recorded by the Company. The large amount of raw material are due to more TCM business started, larger volume demand of DAR, and higher purchasing than previous year. The company has largely increased its inventory in current quarter to take advantage of the increasing market demand. Low value consumables are the materials for the process of finished goods. Due to the different outsourcing process adopted for the same period in 2010, the processing party is having all the materials and processing cost in its total fees. The finished goods, Bailing Capsules, had been changed to process by order due to the upgrade of the sales strategy.

8 .	PREPAID EXPENSES

Prepaid expenses as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Prepaid expenses	$2,511,185	$2,453,892

All prepaid expenses are paid to the contracting farmers as part of the raw material DAR purchasing amount.

9 .	NOTE RECEIVABLE

For the first and second quarter of 2011, there were no new issue related to or belong to note receivable.

10 .	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of June 30, 2011 and December 31, 2010 consists of the following:

	June 30, 2011	December 31, 2010
Property, plant and equipment	1,010,545	991,883
Less: accumulated depreciation	(190,856)	(163,928)
Property, plant and equipment, net	$819,689	$827,956

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011 and 2010

(Expressed in USD)

11 .	ACCOUNT S PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Accounts payable	603,140	421,258
Accrued liabilities	19,598	14,757
Total accounts payable and accrued liabilities	$622,738	$436,015

Accrued liabilities include accrued welfare payable and other taxes payable.

12 .	NOTES PAYABLE - CURRENT

As of June 30, 2011 and December 31, 2010, notes payable consist of the following:

	June 30,	December 31,
	2011	2010

Secured note payable to an unrelated party
Bearing 8.6625 % interest Principal payments
due 12/26/2011	$463,564	452,987

Non-secured note payable to a related party,
bearing 6.95% interest Principal payments
due 10/28/2011	463,564	452,987

TOTAL	$927,128	905,974

13 .	OTHER PAYABLE

As of June 30, 2011 and December 31, 2010, notes payable consist of the following:

	June 30, 2011	December 31, 2010

Labor union fee	$7,059	$6,898
Pension fund	34,356	22,263
Social insurance	113,778	81,204
Risk Fund	155	151

TOTAL	$155,348	$110,516

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011 and 2010

(Expressed in USD)

14 .	CONVERTIBLE DEBT

On July 1, 2010, the company issued a convertible note in amount of 80,000 for the consulting services rendered by a consultant. Pursuant to the agreement, the note bears 1% annual interest and convertible at $0.008 per share after September 1, 2010 per all outstanding principal amount and accrued interest and fees. In January, 2011, partial amount ($56,000) of convertible note (note 13) was converted into 7,000,000 shares. The remaining balance of convertible debt was $24,000 which was converted into 3,000,000 shares on May 4, 2011. There was no balance of convertible debt as of June 30, 2011.

15 .	INCOME TAXES

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the six months ended June 30, 2011 and 2010.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	June 30,	June 30,
	2011	2010

Loss subject to U.S. operation	$(197,107)	$(6,000)
Income (loss) subject to PRC operation	3,681,798	496,519
Income (loss) before income taxes	$3,484,691	$490,519

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

For the six months ended June 30, 2011, the U.S. operation had $197,107 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011 and 2010

(Expressed in USD)

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the six months ended June 30, 2011 and June 30, 2010 is as follows:

	June 30, 2011	June 30, 2010

Income (loss) before income taxes	$3,681,799	$496,519
Statutory income tax rate	25%	25%
	920,450	124,130
Expenses not deductible for tax purposes:
- Provisions	(8)	(548)
Effect of tax losses	—	—

Income tax expense	$920,442	$123,582

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	June 30, 2011	June 30, 2010

U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25

Total provision for income taxes	$25	$25

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of six months ended June 30, 2011 and June 30, 2010.

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

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011 and 2010

(Expressed in USD)

16 .	MAJOR CUSTOMER/VENDOR AND CONCENTRATION

(a)	Sale breakdown

For the six months ended June 30, 2011, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

All customers are all non-related parties, mostly located in Sichuan province or southern China. The sole business relationship with Yinfa is to purchase raw DAR, other TCM, or Yishen Capsule. For the six months ended June 30, 2011, 46% of the total revenue is contributed by DAR, 33% of the total revenue is contributed by other TCM, and 21% of total revenue is contributed by Yishen Capsule.

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

17 .	SHARE-BASED COMPENSATION

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
For the Six Months Ended June 30, 2011 and 2010

(Expressed in USD)

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

The company has accrued $160,000 expenses relating to CEO’s performance bonus for the 6 months ended June 30, 2011. The company also recognized $15,916 as option expenses for vested option for the 6 months ended June 30, 2011.

18 .	SUBSEQUENT EVENTS

On July 15, 2011, the Company issued 6,000,000 shares of common stock to Jiayin Wang for his performance bonuses pursuant to his employment offer letter signed August 20, 2010 (note 17). Jiayin Wang has achieved the milestones pursuant to the employment offer letter and therefore was awarded accordingly.

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

Our Business

Since the completion of the Plan of Exchange with Yinfa, our core business has been in pharmaceuticals and the continued operations of Yinfa. Yinfa is a Chinese pharmaceutical company focused on producing, processing and commercializing Dahurian Angelica Root (“DAR”), a popular Traditional Chinese Medicine (“TCM”) herb employed extensively as an ingredient in food, medicine and cosmetics. The Suining district in China’s Sichuan Province is the major planting and production area in China for DAR as a result of the unique and ideal local climate and soil properties. Over 70% of DAR for general use and 100% of DAR for pharmaceutical use in China is produced in Suining. We have partnered with Chengdu University of Traditional Chinese Medicine for scientific development and technical support. Our business strategy involves continued development in research and development (“R&D”) base fields, retaining experienced DAR farmers, using scientific methods to develop new drugs , and leveraging the DAR Association (this association explained below) for DAR production and competitive market advantage. Besides the producing and sales of DAR, we also make further processing of DAR due to its functions in expelling wind (in TCM terminology, which describes wind-cold exterior syndrome manifested by headache, supraobital pain and nasal obstruction), detoxification, anti-inflammatory and pain relieving. The Company currently offers the following products:

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

Results of Operations for the Six months Ended June 30, 2011

Balance Sheet

Our total assets for the six months ended June 30, 2011 were US $9,282,752 compared to the six months ended June 30, 2010 were US $2,687,399. Total liabilities increased to US $2,663,996 for the six months ended June 30, 2011 from US $1,418,572 for the six months ended June 30, 2010, principally due to an increase of cash and cash equivalents, accounts receivable, inventory, accounts payable, notes payable, taxes payable.

Balance Sheet	June 30, 2011	June 30, 2010
Total Assets	$9,282,752	$2,687,399
Total Liabilities	2,663,996	1,418,572
Net Assets	$6,618,756	$1,268,827

Results of Operations

Profit/Loss	For the Six Months Ended
	June 30, 2011	June 30, 2010
Operating Income (Loss)	$12,413,009	$3,499,656
Net Income (Loss) Before Tax	3,484,000	490,519
Corp. Income Tax	(920,442)	(123,582)
Net Income (Loss)	$2,563,558	$366,937

Revenues

Our revenues for the six months ended June 30, 2011 were US $ $12,413,009, an increase of 255% over revenues of US $ $3,499,656 for the six months ended June 30, 2010. The revenues for the three months ended June 30, 2011 were US $8,034,698, representing an increase of 306% over revenues of US $1,980,326 for the three months ended June 30, 2010. The increase in sales revenues was due primarily to an increase in the volume of sales, the increase of unit sales price of raw DAR and Yishen capsule, and sales of other TCM received during the six months ended June 30, 2011. Most of the revenue growth was attributable to increased unit sales price and increased volume sales in raw DAR. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices increased slightly due to inflation.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost. The cost of sales for the three months ended June 30, 2011 were US $5,574,025, representing an increase of 280% over the cost of sales of US $1,466,965 for the three months ended June 30, 2010. Our cost of sales for six months ended June 30, 2011 was US $8,456,203, or approximately 68% of revenues, compared to US $2,853,383, or approximately 82% of revenues for the six months ended June 30, 2010. The increased costs of sales and comparatively higher gross profit rate for the six months ended June 30, 2011 were principally due to the costs related to the increase of sales volume. For the six months ended June 30, 2010, rising DAR costs could not be passed on to consumers, but for the six months ended June 30, 2011, retail DAR prices increased along with the retail prices in the TCM industry in general due to inflation.  This higher retail price resulted in higher cost of goods margins. From the beginning of the year 2010, drought hit many production places of DAR, resulting in a price increase for raw DAR. Also, we had to purchase additional raw DAR due to the increased demand, and with shortage of supply in the market, the result was an increased cost of sales for the six months ended June 30, 2011. For the first quarter of 2011, the reason we can keep our cost of goods sold for raw DAR was favorably impacted by a strengthened relationship with the local government and the DAR Association, which increased our advantage in the supply chain of DAR. The other reason is because the Company elected to make prepaid deposits to secure exclusivity of the DAR harvest from DAR farmers in larger volume.

Gross profit for the six months ended June 30, 2011 increased by approximately 512% to US $3,956,807 from US $646,272 for the six months ended June 30, 2010. The gross profit for the three months ended June 30, 2011 were US $2,460,673, representing an increase of 379% over gross profit of US $513,361 for the three months ended June 30, 2010. Gross profit margin for the six months ended June 30, 2011 was 32% compared to 18% for the six months ended June 30, 2010. This was primarily due to the retail prices of DAR significantly increased due to inflation and increased volume demand of DAR.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 increased by 200% to US $472,796 from US $157,770 for the six months ended June 30, 2010. The operating expenses for the three months ended June 30, 2011 were US $182,796, representing an increase of 99% over operating expenses of US $91,983 for the three months ended June 30, 2010. The SG&A expenses for the three months ended June 30, 2011 were US $173,259, representing an increase of 98% over SG&A expenses of US $87,469 for the three months ended June 30, 2010. And the interest costs for the three months ended June 30, 2011 were US $9,537, representing an increase of 111% over interest costs of US $4,513 for the three months ended June 30, 2010. The operating expenses included selling, general and administrative (“SG&A”) expense and interest cost. SG&A increased overall to US $453,931 for the six months ended June 30, 2011 compared to US $148,898 for the six months ended June 30, 2010. The increase of SG&A is primarily due to an increase in fees and expenses producing and distributing product, which was a result of higher volume of DAR sales.  Selling expense for the six months ended June 30, 2011 decreased to US $19,278 compared to US $37,294 for the six months ended June 30, 2010. This decrease is primarily due to the change of transportation and delivery cost policy, the interest cost for the six months ended June 30, 2011 increased to US $18,865 compared to US $8,873 for the six months ended June 30, 2010 due to an increase in the Company’s indebtedness.

Other Income/Expense

For the six months ended June 30, 2011, we had a total Other Income of US $(10), compared to other income of US $2,017 for the six months ended June 30, 2010. The other income for the three months ended June 30, 2011 were US $(10), compare to other income of US $0 for the three months ended June 30, 2010. The decrease in total other income was due primarily to the adjustment of the date for the annual payment of rental for the store to the third quarter of 2011.

Impact of Inflation

We believe that inflation has had a significant effect on operations for the six months ended June 30, 2011. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China.  However, the beginning of the year 2010 was impacted by drought that hit many production places of DAR, resulting in a price increase for raw DAR. We believe this is a short-term impact on inflation. Also, significant increases in inflation throughout China have raised retail prices of DAR, and most TCM products in general. We also believe that we can offset any inflationary increases in the cost of sales by continuing to increase our sales of DAR in response to continued demand and by improving operating efficiencies.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. The income tax for the three months ended June 30, 2011 were US $573,916, an increase of 434% compare to income tax of US $107,523 for the three months ended June 30, 2010. For the six months ended June 30, 2011, we accrued income taxes of US $920,442. For the six months ended June 30, 2010, we accrued income taxes of US $123,582.

Net Income

We had net income for the six months ended June 30, 2011 of US $2,563,558, an increase of 599% compared to a net income for the six months ended June 30, 2010 of US $366,937. The net income for the three months ended June 30, 2011 were US $1,703,951, an increase of 443% compare to net income of US $313,855 for the three months ended June 30, 2010. The improvement in our net income for the six months ended June 30, 2011 is attributable principally to increased sales revenue and a foreign currency translation gain between the RMB and U.S. dollar of US $140,091. The increased sales revenue is primary due to increased volume sales in raw DAR and other products.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Net cash flow from operating activities was US $289,458 for the six months ended June 30, 2011, compared to net negative cash flow of US $17,313 from operating activities for the six months ended June 30, 2010. This was due to an increase of net profit of US $859,607 for the six months ended June 30, 2011 from a net income of US $53,081 for the six months ended June 30, 2010. Net expenditures for inventory were US $2,685,329 for the six months ended June 30, 2011 compared to US $387,501 for the six months ended June 30, 2010. This was also due to an increase of accounts receivable inflow to US $398,390 for the six months ended June 30, 2011 from an outflow of US $138,492 for the six months ended June 30, 2010. Accounts payable and accrued liabilities increased to US $189,950 for the six months ended June 30, 2011 from US $3,041 for the six months ended June 30, 2010. Taxes Payable increased to US $579,620 for the six months ended June 30, 2011 from US $107,775 for the six months ended June 30, 2010.

Net cash flow used in investing activities was US $519 for the six months ended June 30, 2011, compared to net cash flow of US $0 from operating activities for the six months ended June 30, 2010. This was due to a purchase of PPE.

There were no net cash flows provided by or used in financing activities during the six months ended June 30, 2011 or the six months ended June 30, 2010.

Overall, we have funded our cash needs from inception through June 30, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $384,515 on hand for the six months ended June 30, 2011, an increase of US $294,209 from the beginning of the year and attributable in substantial part to an increase in cash inflow. A significant amount of cash was used to purchase inventory. Currently, we have enough capital to fund our operations because we have a sizable accounts receivable to fund operations. Our accounts receivable increased significantly in this quarter. A significant part of accounts receivable was paid off and our new accounts receivable has been added with new customers. The Company expects to receive these funds on time. But if accounts receivable cannot be collected timely, we may not be able to sustain our capital needs. Therefore, we will strengthen the management toward accounts receivable to quicken the collection of such accounts receivable.

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

Off-Balance Sheet Arrangements

For the six months ended June 30, 2011, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2011, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

 The Company has secured a new market maker and the appropriate filings were made.

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

CHINA HEALTH RESOURCE, INC.

Dated: August 15, 2011	By: /s/ Wang, Jiayin
Wang, Jiayin
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 15, 2011	By: /s/ Liu, Weihai
Liu, Weihai
Chief Financial Officer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
X
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

