Form 10-Q
period 2011-09-30
CHINA HEALTH RESOURCE, INC.
filed 2011-11-16
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934: For the Quarterly Period ended: September 30, 2011

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
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

Number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2011:  175,935,953 shares of Common Stock of par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended Nine Months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

China Health Resource, Inc. and Subsidiary

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
		(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$147,632	$90,306
Accounts Receivable	3,847,158	1,701,812
Advances to Suppliers	689	491
Prepaid Expenses	2,254,324	2,453,892
Inventory	4,652,887	653,695
TOTAL CURRENT ASSETS	10,902,690	4,900,196

FIXED ASSETS
Property, Plant, and Equipment	1,038,583	991,883
Accumulated Depreciation	(208,325)	(163,928)
TOTAL NET FIXED ASSETS	830,258	827,955

TOTAL ASSETS	$11,732,948	$5,728,151

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$682,179	$436,015
Other Payables	192,875	110,516
Due to Shareholder	376,457	376,457
Taxes Payable	636,195	—
Notes Payable	944,153	905,974
Convertible debt	—	80,000
TOTAL CURRENT LIABILITIES	2,831,859	1,908,962

TOTAL LIABILITIES	2,831,859	1,908,962

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized, 175,935,953 and 159,935,953 issued and outstanding, par value $0.001)	175,936	159,936
Preferred Stock (50,000,000 shares authorized, 0 issued and outstanding)	—	—
Additional paid in capital	1,662,018	1,274,144
Accumulated other comprehensive income	539,292	235,737
Retained earnings (deficit)	6,523,843	2,149,372
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	8,901,089	3,819,189

TOTAL LIABILITIES AND EQUITY	$11,732,948	$5,728,151

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Condensed Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

	For the 3 months ended		For the 9 months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUES
Sales	$9,334,201	$2,925,676	$21,747,210	$6,425,332
Cost of Sales	6,747,669	1,435,436	15,203,872	4,288,820
GROSS PROFIT	2,586,532	1,490,240	6,543,338	2,136,512

OPERATING EXPENSES
Selling, General, and Administrative	156,479	382,200	610,410	531,098
Interest Expense	9,969	15,772	28,834	24,645
TOTAL OPERATING EXPENSES	166,448	397,973	639,244	555,743

OPERATING INCOME (LOSS)	2,420,084	1,092,267	5,904,094	1,580,769

OTHER INCOME / (EXPENSES)
Other	(474)	5	(484)	2,022
TOTAL OTHER INCOME / (EXPENSE)	(474)	5	(484)	2,022

NET INCOME (LOSS) BEFORE TAXES	2,419,610	1,092,272	5,903,610	1,582,791

INCOME TAX EXPENSE	608,697	340,002	1,529,139	463,585

NET INCOME (LOSS)	$1,810,913	$752,270	$4,374,471	$1,119,207

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	163,461	40,270	303,555	54,810

COMPREHENSIVE INCOME (LOSS)	1,974,374	792,540	$4,678,026	$1,174,017

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	174,935,953	150,132,031	169,447,064	144,903,273
Fully diluted	174,935,953	150,132,031	169,447,064	144,903,273

NET INCOME (LOSS) PER COMMON SHARE
Basic	0.01	**	0.03	**
Fully diluted	0.01	**	0.03	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Unaudited Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	For the 9 months ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,374,471	$1,119,207
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	36,645	23,590
Stock-based compensation	23,874	138,000
Accounts receivable	(2,026,942)	(512,384)
Employee Advances and Other Receivable	(173)	15,437
Prepaid Expenses	296,155	—
Inventory	(3,882,223)	(1,166,089)
Accounts payable and accrued liabilities	533,276	130,534
Other payable	75,953	(5,529)
Others	7,268	—
Tax payable	626,112	509,155
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	64,416	251,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(12,058)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,058)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term-note payable	—	(235,008)
Proceed from short-term-note payable	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	(235,008)

FOREIGN CURRENCY TRANSLATION	4,968	4,663

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,326	21,576

CASH AND CASH EQUIVALENTS:
Beginning of period	90,306	18,211
End of period	$147,632	$39,787

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activity:
Common stock issued for settlement of CEO performance bonus payable	$300,000	$—
Common stock issued for settlement of convertible debt	$80,000	$—
Inventory received in exchange for Note Receivable	$—	$350,384

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

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

For the Nine Months Ended September 30, 2011 and 2010

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

For the Nine Months Ended September 30, 2011 and 2010

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

For the Nine Months Ended September 30, 2011 and 2010

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

For the Nine Months Ended September 30, 2011 and 2010

(Expressed in USD)

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

4.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended September 30, 2011 and 2010 are summarized as follows:

Cash paid during the nine month period ended September 30, 2011 and 2010 for interest and income taxes:

	September 30, 2011	September 30, 2010
Income Taxes	926,344	463,585
Interest	28,834	24,645

5.    ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Accounts receivable as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
Accounts receivable, gross	$3,847,158	$1,071,812
Less: allowance for doubtful accounts	—	—
Account receivable, net	3,847,158	1,071,812

All accounts receivables are aging within 30 days. So no provision or bad debt needs to be accrual.

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

(Expressed in USD)

6.    ADVANCES TO SUPPLIERS

Due to the high demand of DAR product, the company advances money to third party suppliers to secure more DAR supply. These advances bear no interest and will be applied as the payment when purchases are received. The balance of advances to suppliers as of September 30, 2011 and December 31, 2010 are $689 and $491, respectively.

7.    INVENTORIES

Inventories as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010

Raw materials	$4,652,887	$653,695
Low value consumables	0	0
Finished goods	0	0
	$4,652,887	$653,695

As of September 30, 2011 and December 31, 2010, no provision for obsolete inventories was recorded by the Company. The large amount of raw material are due to more TCM business started, larger volume demand of DAR, and higher purchasing than previous year. The company has largely increased its inventory in current quarter to take advantage of the increasing market demand. Low value consumables are the materials for the process of finished goods. Due to the different outsourcing process adopted for the same period in 2010, the processing party is having all the materials and processing cost in its total fees. The finished goods, Bailing Capsules, had been changed to process by order due to the upgrade of the sales strategy.

 8.     PREPAID EXPENSES

Prepaid expenses as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
Prepaid expenses	$2,254,324	$2,453,892

All prepaid expenses are paid to the contracting farmers as part of the raw material DAR purchasing amount.

9.    Note Receivable

For the first three quarters of 2011, there were no new issue related to or belong to note receivable.

10.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of September 30, 2011 and December 31, 2010 consists of the following:

	September 30, 2011	December 31, 2010
Property, plant and equipment	1,038,583	991,883
Less: accumulated depreciation	(208,325)	(163,928)
Property, plant and equipment, net	$830,258	$827,956

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

(Expressed in USD)

11.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
Accounts payable	310,332	421,258
Accrued liabilities	371,847	14,757
Total accounts payable and accrued liabilities	$682,179	$436,015

Accrued liabilities include accrued wage payable, accrued welfare payable, other taxes payable, and receipt in advance.

12.    NOTES PAYABLE - CURRENT

As of September 30, 2011 and December 31, 2010, notes payable consist of the following:

	September 30, 2011	December 31, 2010

Secured note payable to an unrelated party, bearing 8.6625 % interest Principal payments due 12/26/2011	$472,076	452,987

Non-secured note payable to a related party, bearing 6.95% interest Principal payments due 10/28/2011	472,077	452,987

TOTAL	$944,153	905,974

13.    OTHER PAYABLE

As of September 30, 2011 and December 31, 2010, notes payable consist of the following:

	September 30, 2011	December 31, 2010

Labor union fee	$7,189	$6,898
Pension fund	44,210	22,263
Social insurance	141,319	81,204
Risk Fund	157	151

TOTAL	$192,875	$110,516

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

(Expressed in USD)

14.    CONVERTIBLE DEBT

On July 1, 2010, the company issued a convertible note in amount of $80,000 for the consulting services rendered by a consultant. Pursuant to the agreement, the note bears 1% annual interest and convertible at $0.008 per share after September 1, 2010 per all outstanding principal amount and accrued interest and fees. In January, 2011, partial amount ($56,000) of convertible note was converted into 7, 000,000 shares. The remaining balance of convertible debt was $24,000, which was converted into 3,000,000 shares on May 4, 2011. There was no balance of convertible debt as of September 30, 2011.

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the nine months ended September 30, 2011 and 2010.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	September 30, 2011	September 30, 2010

Loss subject to U.S. operation	$(212,947)	$(272,000)
Income (loss) subject to PRC operation	6,116,557	1,854,791
Income (loss) before income taxes	$5,903,610	$1,582,791

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

For the nine months ended September 30, 2011, the U.S. operation had $212,947 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

(Expressed in USD)

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the nine months ended September 30, 2011 and September 30, 2010 is as follows:

	September 30, 2011	September 30, 2010

Income (loss) before income taxes	$6,116,557	$1,854,791
Statutory income tax rate	25%	25%
	1,529,139	463,585
Expenses not deductible for tax purposes:
- Provisions	—	—
Effect of tax losses	—	—

Income tax expense	$1,529,139	$463,585

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	September 30, 2011	September 30, 2010

U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25

Total provision for income taxes	$25	$25

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of nine months ended September 30, 2011 and September 30, 2010.

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

Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred taxes are charged or credited in the income statement, except when they relate to items credited or charged directly to equity, in which case the deferred taxes are also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no effect on the Company’s financial statements.

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

(Expressed in USD)

16.    MAJOR CUSTOMER/VENDOR AND CONCENTRATION

(a)    Sale breakdown

For the nine months ended September 30, 2011, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

All customers are all non-related parties, mostly located in Sichuan province or southern China. The sole business relationship with Yinfa is to purchase raw DAR, other TCM, or Yishen Capsule. For the nine months ended September 30, 2011, 42% of the total revenue is contributed by DAR, 40% of the total revenue is contributed by other TCM, and 18% of total revenue is contributed byYishen Capsule.

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

For the Nine Months Ended September 30, 2011 and 2010

(Expressed in USD)

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

The company also recognized $23,874 as option expenses for vested option (see above (c) ) for the 9 months ended September 30, 2011.

On July 15, 2011, the Company issued 6,000,000 shares of common stock to Jiayin Wang to settle his performance bonuses payable accrued pursuant to his employment offer letter signed August 20, 2010 (see above (d) i, ii, and iii). Jiayin Wang has achieved the milestones pursuant to the employment offer letter and therefore was awarded accordingly.

18.    SUBSEQUENT EVENTS

On November 3, 2011, the Company’s wholly owned subsidiary Suining Yinfa DAR Industrial Co, Ltd. received 7 separated purchasing letters of intent totaling of over 7.5 million USD with the time period from November 4, 2011 to November 3, 2012

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Nine months Ended September 30, 2011

Balance Sheet

Our total assets for the nine months ended September 30, 2011 were US $11,732,948 compared to the nine months ended September 30, 2010 were US $3,918,587. Total liabilities increased to US $2,831,859 for the nine months ended September 30, 2011 from US $1,719,219 for the nine months ended September 30, 2010, principally due to an increase of cash and cash equivalents, accounts receivable, prepaid expenses, inventory, accounts payable, notes payable, taxes payable.

Balance Sheet	September 30, 2011	September 30, 2010
Total Assets	$11,732,948	$3,981,587
Total Liabilities	2,831,859	1,719,219
Net Assets	$8,901,089	$2,199,368

Results of Operations

Profit/Loss	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Operating Income (Loss)	$5,904,094	$1,580,769
Net Income (Loss) Before Tax	5,903,610	1,582,791
Corp. Income Tax	1,529,139	463,585
Net Income (Loss)	$4,374,471	$1,119,207

Revenues

Our revenues for the nine months ended September 30, 2011 were US $ $21,747,210, an increase of 238% over revenues of US $6,425,332 for the nine months ended September 30, 2010. The revenues for the three months ended September 30, 2011 were US $9,334,201, representing an increase of 219% over revenues of US $2,925,676 for the three months ended September 30, 2010. The increase in sales revenues was due primarily to an increase in the volume of sales, the increase of unit sales price of Yishen capsule, and sales of other TCM received during the nine months ended September 30, 2011. Most of the revenue growth was attributable to increased volume sales in raw DAR and other TCM herbs. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices decreased slightly due to the macro TCM market condition.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost. The cost of sales for the three months ended September 30, 2011 were US $6,747,669, representing an increase of 370% over the cost of sales of US $1,435,436 for the three months ended September 30, 2010. Our cost of sales for nine months ended September 30, 2011 was US $15,203,872, or approximately 70% of revenues, compared to US $4,288,820, or approximately 67% of revenues for the nine months ended September 30, 2010. The increased costs of sales and comparatively lower gross profit rate for the nine months ended September 30, 2011 were principally due to the costs related to the increase of sales volume. For the nine months ended September 30, 2010, rising DAR costs could not be passed on to consumers, but for the nine months ended September 30, 2011, retail DAR prices increased along with the retail prices in the TCM industry in general due to inflation.  This higher retail price resulted in higher cost of goods margins. From the beginning of the year 2010, drought hit many production places of DAR, resulting in a price increase for raw DAR. Also, we had to purchase additional raw DAR due to the increased demand, and with shortage of supply in the market, the result was an increased cost of sales for the nine months ended September 30, 2011. For the first quarter of 2011, the reason we can keep our cost of goods sold for raw DAR was favorably impacted by a strengthened relationship with the local government and the DAR Association, which increased our advantage in the supply chain of DAR. The other reason is because the Company elected to make prepaid deposits to secure exclusivity of the DAR harvest from DAR farmers in larger volume.

Gross profit for the nine months ended September 30, 2011 increased by approximately 206% to US $6,543,338 from US $2,136,512 for the nine months ended September 30, 2010. The gross profit for the three months ended September 30, 2011 were US $2,586,532, representing an increase of 74% over gross profit of US $1,490,247 for the three months ended September 30, 2010.Gross profit margin for the nine months ended September 30, 2011 was 30% compared to 33% for the nine months ended September 30, 2010. This was primarily due to the retail prices of DAR slightly decreased due to macro TCM market condition and increased volume demand of DAR and other TCM herbs.

Operating Expenses

The operating expenses for the nine months ended September 30, 2011 were US $639,244, representing an increase of 15% over operating expenses of US $555,743 for the nine months ended September 30, 2010. The operating expenses for the three months ended September 30, 2011 were US $166,448, representing a decrease of 58% over operating expenses of US $397,973 for the three months ended September 30, 2010.The SG&A expenses for the three months ended September 30, 2011 were US $156,479, representing an decrease of 59% over SG&A expenses of US $382,200 for the three months ended September 30, 2010. And the interest costs for the three months ended September 30, 2011 were US $9,969, representing a decrease of 37% over interest costs of US $15,772 for the three months ended September 30, 2010. The operating expenses included selling, general and administrative (“SG&A”) expense and interest cost. SG&A expenses increased overall to US $610,410 for the nine months ended September 30, 2011 compare to US $531,098 for the nine months ended September 30, 2010.The increase of SG&A is primarily due to an increase in fees and expenses producing and distributing product, which was a result of higher volume of DAR, Yishen Capsule, and other TCM sales.  Selling expense for the nine months ended September 30, 2011 decreased to US $36,755 compared to US $78,228 for the nine months ended September 30, 2010. This decrease is primarily due to the change of transportation and delivery cost policy. The decrease of G&A expenses for the recent quarter is primarily due to last year’s CEO incentive plan, and some one-time expenses or expenses paid semi-annually such as Yinfa’s legal consulting fee, auditing fee, agency fee, maintenance fee. The interest cost for the nine months ended September 30, 2011 increased to US $28,834 compared to US $24,645 for the nine months ended September 30, 2010 due to an increase in the Company’s indebtedness.

Other Income/Expense

For the nine months ended September 30, 2011, we had a total Other Income of US $(484), compared to other income of US $2,022 for the nine months ended September 30, 2010. The other income for the three months ended September 30, 2011 were US $(484), representing a decrease of 9576% over operating expenses of US $5 for the three months ended September 30, 2010.The decrease in total other income was due primarily to the refund of the rent and maintenance to a third party in the third quarter of 2011.

Impact of Inflation

We believe that inflation has had a significant effect on operations for the nine months ended September 30, 2011. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China.  However, the beginning of the year 2010 was impacted by drought that hit many production places of DAR, resulting in a price increase for raw DAR. We believe this is a short-term impact on inflation. Also, significant increases in inflation throughout China have raised retail prices of DAR, and most TCM products in general. But in the third quarter of 2011, the china’s TCM market is in a relatively stable condition, and some of the TCMs appear to have a decrease in price. We also believe that we can offset any inflationary increases in the cost of sales by continuing to increase our sales of DAR and other TCM in response to continued demand and by improving operating efficiencies.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. The income tax for the three months ended September 30, 2011 were US $608,697, an increase of 79% compare to income tax of US $340,002 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, we accrued income taxes of US $1,529,139. For the nine months ended September 30, 2010, we accrued income taxes of US $463,585.

Net Income

We had net income for the three months ended September 30, 2011 of US $1,810,913, an increase of 141% compared to a net income for the three months ended September 30, 2010 of US $752,270. The net income for the nine months ended September 30, 2011 were US $4,374,471, an increase of 291% compared to a net income for the nine months ended September 30, 2010 of US $1,119,207. The improvement in our net income for the nine months ended September 30, 2011 is attributable principally to increased sales revenue and a foreign currency translation gain between the RMB and U.S. dollar of US $303,555. The increased sales revenue is primary due to increased volume sales in raw DAR and other products.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Net cash flow from operating activities was US $64,416 for the nine months ended September 30, 2011, compared to net negative cash flow of US $251,921 from operating activities for the nine months ended September 30, 2010. This was due to an increase of net profit of US $4,374,471 for the nine months ended September 30, 2011 from a net income of US $1,119,207 for the nine months ended September 30, 2010. Net expenditures for inventory were US $3,882,223 for the nine months ended September 30, 2011 compared to US $1,166,089 for the nine months ended September 30, 2010. This was also due to an increase of accounts receivable outflow to US $2,026,942 for the nine months ended September 30, 2011 from an outflow of US $512,384 for the nine months ended September 30, 2010. Accounts payable and accrued liabilities increased to US $533,276 for the nine months ended September 30, 2011 from US $130,534 for the nine months ended September 30, 2010. Taxes Payable increased to US $626,112 for the nine months ended September 30, 2011 from US $509,155 for the nine months ended September 30, 2010.

Net cash flow used in investing activities was US $12,058 for the nine months ended September 30, 2011, compared to net cash flow of US $0 from operating activities for the nine months ended September 30, 2010. This was due to a purchase of Property Plant and Equipment.

There were no net cash flows provided by or used in financing activities during the nine months ended September 30, 2011 compare to US$235,008 net cash flows used in financing activities for the nine months ended September 30, 2010.

Overall, we have funded our cash needs from inception through September 30, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $147,632 on hand for the nine months ended September 30, 2011, an increase of US $90,306 from the beginning of the year and attributable in substantial part to an increase in cash inflow. A significant amount of cash was used to purchase inventory. Currently, we have enough capital to fund our operations because we have a sizable accounts receivable to fund operations. Our accounts receivable increased significantly in this quarter. A significant part of accounts receivable was paid off and our new accounts receivable has been added with new customers. The Company expects to receive these funds on time. But if accounts receivable cannot be collected timely, we may not be able to sustain our capital needs. Therefore, we will strengthen the management toward accounts receivable to quicken the collection of such accounts receivable.

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

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2011, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2011, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA HEALTH RESOURCE, INC.

Dated: November 15, 2011	By: /s/ Wang, Jiayin
Wang, Jiayin
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 15, 2011	By: /s/ Liu, Weihai
Liu, Weihai
Chief Financial Officer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
X
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

