Form 10-K
period 2011-12-31
CHINA HEALTH RESOURCE, INC.
filed 2012-04-24
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2011
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

As of December 31, 2011, there were 177,435,953 shares of the registrant’s Common Stock, par value $0.001, issued and outstanding, of which approximately 104,788,894 are held by non-affiliates of the registrant.  The aggregate market value of securities held by non-affiliates is approximately $3,248,455 as of June 30, 2011, based upon the registrant’s closing bid price as quoted on the OTC Bulletin Board on June 30, 2011, of $0.031 per share.

Information related to our company, including certain reports filed with or furnished to the SEC, are available through our website (http://www.chinahealthresource.com).  We are not including any information on our website as part of, or incorporating it by reference into, our Form 10-K.

CHINA HEALTH RESOURCE, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2011

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

Currently, raw-DAR in both its original root form and processed form (both sliced and powder) is one of Yinfa’s major products, which is sold to pharmaceutical manufacturers (80%) or wholesalers (20%). Our DAR-related product includes Yisheng Capsule, which has been certified by the SFDA, and sold to regional distributors throughout China.

In addition, this year the Company has added Rhizoma Gastrodia (“Gastrodia”) along with various other raw TCM products to the Company’s product offering. Gastrodia, along with various other raw TCM products are sold to pharmaceutical manufacturers (80%) or wholesalers (20%).

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

The trend towards organic materials.  Since World War II, traditional agricultural and organic agriculture, has been subject to extensive application of synthetic chemicals, such as synthetic fertilizers, pesticides, herbicides, and mass-production techniques. The advocacy of organic agriculture and the trend for organic materials is recognized globally and is a strong part of the Chinese culture. In addition, TCM represents a vast market in China and a growing market internationally. Different from modern chemical-intensive medication, TCM relies on various natural herbs. Naturalism is the essence of traditional Chinese herbal theory and the functions of herbs have been studied and applied for thousands of years in China.

Substantial markets.  As reported in Victoria of Australia State Government’s China Pharmaceutical Industry Report released in November 2010 by ChinaBio LLC, from 2001 to 2008, the Chinese pharmaceutical industry grew at a compounded annual growth rate (CAGR) of 20%. Both Morgan Stanley and WiCON predicted a sales increase of 16% in 2009. However, growth substantially exceeded expectations with sales increasing by 21.19%, along with output value and overall healthcare expenditures increasing by 21.02% and 11%, respectively. In 2010, WiCON predicts China’s drug sales to increase by RMB 20 billion. IMS expects that China will grow at a CAGR of 21.8% from 2008 – 2013, becoming the 3rd largest pharmaceutical market in the world by 2011 and the 2nd largest by 2020, growing to US$220 billion. As reported by China Medical News in 2008, the global trade volume of TCM increased from approximately $140 billion in 2006 to $154 billion in 2007, with the global export volume increasing from approximately $110 billion to $118 billion in the same period. (China Medical News, Vol. 23, p.2 Market Journal, 2008).  Additionally, as governments and world bodies, such as the World Health Organization, continue to accept TCM, the number of potential customers continues to grow, as shown by the increasing trade volume and exports.  We believe that we are in a position to take advantage of the growing acceptance of TCM through the development of our products.

Acceptance of GAP standards in China.  Even though Chinese herbal theory has evolved over thousands of years, China did not play a key role historically in the global herbal medication market.  This was due to a lack of standards for quality control of Chinese medicinal herbs.  This situation has changed since GAP was adopted by China in 2003. GAP regulates controls at every stage of herb development from the ecological environment, germplasm and breeding, to cultivating, raising, collecting, transporting, packaging and quantitative administration. GAP is an essential step to implementing good manufacturing practice in the TCM industry because quality control begins with the planting of herbs. Our exclusive GAP certification and reputation for quality puts us in a unique position of market leadership.

The raw herb material is formed through different growing and production stages.  Different germplasm, ecological environment, culture technology, and harvesting times and processing methods can all influence the output and quality of the herbs. Therefore, without adequate quality control, there can be significant risks when buying herbs from different sources in the market.  For example, in the open market, herbs in the same genus but in different species are often confused and mixed together. Only a specific species will have the most active ingredients. Our extensive quality control programs and unique growing conditions yield herbs with the highest level of active ingredients consistently.

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

Commercialize Gastrodia products. We plan to develop high quality Gastrodia products, which may include Gastrodia to pharmaceutical factories as raw material.  Gastrodia is used for the treatment of headaches, including migraines.  We believe that our Gastrodia products will be competitive in the marketplace because the region where our Gastrodia production farms are located are well-known for producing high-quality Gastrodia.

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

• successfully commercialize our products.

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

Many of our competitors possess greater financial, managerial and technical resources and have established reputations for successfully developing and marketing TCM, all of which put us at a competitive disadvantage.  Our competitors may be able to apply their resources and capabilities to develop and commercialize products that have distinct, enhanced, or perceived advantages over our products. In addition, our competitors may be in a position to devote greater resources to the sales, marketing, and distribution of these products and, therefore, considerably impact our ability to successfully sell, market and distribute our own products.

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

Employees

As of December 31, 2011, we had 230 full-time employees. There are 30 in the administration department, and 45 in the sales department, of which 34 have college undergraduate degrees. There are 5 university professors with doctorate degrees in research and development. All employees are working in our subsidiary located in China.

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

Customers

Our business is not dependent upon one customer.  Due to our arrangement with the DAR Association, we are the exclusive distributor of Sichuan DAR.  This exclusive arrangement provides significant diversification of our customer base and, as such, keeps us from being dependent on any major revenue-generating customers, the loss of whom would impact our business.

Research and Development

As of January 1, 2011, our research and development has been subsidized by the Chengdu city government, through the Chengdu University of Traditional Chinese Medicine. The medical discoveries and products resulting from this research and development belong to Yinfa Resource, of which Yinfa contractually has the rights to use and profit from.

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

Leased Property

We lease our warehouse of approximately 2,600 square feet.  Under the new lease for the year ending December 31, 2010, we pay approximately $2,079 per year.  We renew our lease on a year-to-year basis, automatically, unless notice is given by one of the parties. This lease was renewed automatically for 2011 and 2012 with no change in terms or rental amount. Under the new lease for the year ending December 31, 2011, we pay approximately $2,079 per year.

In previous years, we leased farm land of approximately 861,543 square feet from a cooperative of farmers.   This lease has been terminated as of October 26, 2011, as a result of a cooperative agreement between the Company and the DAR Association, in which the DAR farmers cooperative have agreed to transfer all land and facilities to the DAR Association management and all DAR products from the DAR Association are sold exclusively to the Company In October 2011 we negotiated a new agreement to lease farm land of approximately 90,000,000 square feet from village members of the DAR Association. Under the terms of the lease, we pay approximately $1,760,066 per year. The lease expires August 31, 2030, unless notice is given by one of the parties.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “CHRI” since June 22, 2004.  The range of closing high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

FYE 2010	High	Low
1/1/10 – 3/31/10	$0.029	$0.006
4/1/10 – 6/30/10	$0.029	$0.005
7/1/10 – 9/30/10	$0.016	$0.005
10/1/10 – 12/31/10	$0.050	$0.008

FYE 2011	High	Low
1/1/11 – 3/31/11	$0.10	$0.04
4/1/11 – 6/30/11	$0.05	$0.02
7/1/11 – 9/30/11	$0.04	$0.01
10/1/11 – 12/31/11	$0.06	$0.02

Holders

As of March 29, 2012, there were approximately 4,964 holders of record of our Common Stock and 177,435,953 shares issued and outstanding.

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

None.

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

We believe our business model will help facilitate the process of growing and commercializing DAR, research and development, sales and marketing. Our current DAR-related product includes the Yisheng Capsule, which has been certified by the SFDA and is being sold into the market via regional distributors throughout China. We will continue to explore the development and addition of DAR in a range of foods, medicines and cosmetics. Also, we will grow and commercialize Gastrodia and other TCM products. In addition, we continue to consider and explore opportunities to expand our current asset base and product offerings to increase our revenues and enhance shareholder value. These opportunities may include, but are not limited to, acquisitions or in-licensing of additional products and the combination or merger of Yinfa with other Chinese companies in synergistic or complementary industries.

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

Results of Operations for the Years Ended December 31, 2011 and 2010

Highlights

Our total assets at December 31, 2011 were US $14,368,305 compared to December 31, 2010 were US $5,728,151, principally due to an increase in the trade accounts receivable and prepayment for inventory and an increase in inventory level. Total liabilities increased to US $2,680,185 at December 31, 2011 from US $1,908,962 at December 31, 2010, principally due to an increase in the other payable and an increase in notes payable.

Profit/Loss	For the year ended
	December 31, 2011	December 31, 2010
Operating Income (Loss)	9,398,473	3,744,889
Net Income (Loss) Before Tax	9,397,976	3,745,863
Corp. Income Tax	2,426,516	1,038,578
Net Income (Loss)	6,971,460	2,707,286

Revenues

Our revenues for the year ended December 31, 2011 were US $34,338,974, an increase of 234% over revenues of US $10,282,207 for the year ended December 31, 2010. The increase in sales revenues was due primarily to an increase in the volume sales of DAR and other TCM products received during 2011. Most of the revenue growth was attributable to increased sales in raw DAR and other TCM such as Gastrodia, etc. Our sales arrangements are not subject to any warranties.

Cost of Sales; Gross Profit

Cost of sales includes expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor costs. Our cost of sales for the year ended December 31, 2011 was US $24,056,723, or approximately 70% of revenues, compared to US $5,767,564, or approximately 56% of revenues, for the year ended December 31, 2010. The increase in costs of sales is principally due to increased costs for our product, increased purchasing cost of DAR and other TCM, and improvements to the DAR-related products’ packaging. The increased cost of raw DAR is attributable to increased fertilizer and labor costs in the farming process over last year.

Gross profit for the year ended December 31, 2011 increased by approximately 128% to US $10,282,251 from US $4,514,644 for the year ended December 31, 2010. Gross profit margin for the period ended December 31, 2011 was 30% compared to 44% for the year ended December 31, 2010.

Operating Expenses

Operating expenses for the year ended December 31, 2011 increased by 15% to US $883,778 from US $769,755 for the year ended December 31, 2010. The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses. SG&A increased overall to US $808,148 for 2011 compared to US $751,532 for 2010. The increase is primarily due to an increase in wages, welfares and consulting fees in 2011.

Other Income/Expense

We recorded other expenses of US $497 attributable to the refund of rental of store. Interest expense for 2011 was US $75,630 compared to US $18,222 in 2010.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during 2011. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China. However, the rate of inflation in China increased in 2010 and a drought in 2010 also affected all agricultural prices. We believe that we can offset any inflationary increases in the cost of sales by continuing to increase our sales of DAR and other TCM in response to continued demand and by improving operating efficiencies.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. As of December 31, 2011, we accrued income taxes of US $2,426,516. As of December 31, 2010, we accrued income taxes of US $1,038,578.

Net Income

We had net income for the year ended December 31, 2011 of US $6,971,460, or US $0.04 per share of Common Stock, compared to a net income for the year ended December 31, 2010 of US$2,707,286. Comprehensive income for the year ended December 31, 2011 was US $7,397,037, a 167% increase from a comprehensive income of US $2,785,880 for the year ended December 31, 2010. The deterioration in our operating results for 2011 is attributable principally to huge increased sales, relatively stable SG&A expenses, and a foreign currency translation gain between the RMB and U.S. dollar of US $425,576.

We are working to strengthen our internal management processes and to grow our sales revenues by expanding our product line, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were US $92,251 during the year ended December 31, 2011, compared to cash flows of US $125,636 used in operating activities during the year ended December 31, 2010. Increase in cash flows from operations in 2010 were due primarily to an reduction of notes payable for stock based compensation and increase of accounts receivable, prepaid expenses, decrease of accounts payable, and notes payable.

Cash flows used in investing activities was US $104,992 for the year ended December 31, 2011 from US $xxx for the year ended December 31, 2010. Cash flows used in investing activities during 2011 was due to the new equity investment and purchases of property, plant and equipment.

Cash flows provided by financing activities for the year ended December 31, 2011 was US $247,624 compare to US $206,756 for the year ended December 31, 2010. The increase in cash flows from financing activities was due to the increase in borrowing and loans.

In November, 2011, the Company subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si (“Yinfa”), entered into a short-term loan agreement with Suining City Commercial Bank (“Bank Loan”). The Bank Loan provides the amount of for 1,600,000 RMB, ($253,932USD) for a term from November 3, 2011 to November 3, 2012 at a fixed annual interest rate of 6,875%, with interest is payable monthly. As part of that transaction, the Company entered into a bank loan security agreement (“Bank Collateral Agreement”) which provides for the collateralization of its office building located at ground floor, the 2 nd floor and the 3 rd floor of the Estate Management Building of Yinhejiayuan (address: No. 188 Xishan Road, Suining. A second short-term loan under the same collateral agreements was executed in December of 2011 3,000,000 RMB ($476,122USD) bearing 6.475% interest with a term of December 12, 2011 to December 12, 2012.

On December 27, 2010, the Company entered into an unsecured promissory note agreement (“Jiayin Wang Note”) with Mr. Jiayin Wang, the company’s Chairman, President, and Chief Executive Officer. The Jiayin Wang Note provides Yinfa with RMB 3,000,000 (approximately US $476,123) from Mr. Wang, payable after one year on December 26, 2011. And due to the arrangement between both parties, this promissory note was automatically extended for one year and is now payable on December 25, 2012.

Overall, we have funded our cash needs from inception through December 31, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $241,755 on hand as of December 31, 2011, an increase of US $151,450 from the beginning of the year and attributable in substantial to an increase in cash inflow. Currently, we have enough cash to fund our operations for about nine (3) months. This is based on current cash flows from financing activities and projected revenues. If the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately US $2,000,000 to sustain operations through year 2012 and each year thereafter.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2011, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of March 31, 2010, are as follows:

Name	Age	Principal Positions
Jiayin Wang	60	Chief Executive Officer, President, and Director (Principal Executive Officer)
Weihai Liu	41	Chief Financial Officer (Principal Financial Officer)
Bing Wang	43	Director
Ping Gao	46	Director

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

Shareholder Communications

The Corporation provides a process for stockholders to send communications to the Board.  Information regarding stockholder communications with the Board can be found on the Corporation’s Web site at http://www.chinahealthresource.com.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires the Corporation’s officers and Directors, and persons who beneficially own more than ten percent of a registered class of the Corporation’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Such Reporting Persons are required by the SEC rules to furnish the Corporation with copies of all Section 16 forms they file.  Based solely on its review of the copies of such filings, the Corporation believes that during the fiscal year ended December 31, 2011, the following filings were late: Mr. Jiayin Wang will file one late report covering a total of one late transaction.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

For the period December 31, 2010 through December 31, 2011, all compensation decisions were made by our board of directors.  The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business.  We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.  We intend to establish a compensation committee and future decisions regarding executive compensation will be the responsibility of that committee.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer as of the end of fiscal 2011 and the two most highly compensated executive officers as of the end of fiscal 2011. We refer to these executive officers as our “Named Executive Officers.”

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Name and Principal
Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jiayin Wang (1)	2011	-	-	-	$77,332	-	-	-	$77,332
Principal Executive Officer, President and Director	2010	-	$138,000	$140,000	$19,333	-	-	-	$297,333
	2009	$29,274	-	-	-	-	-	-	$29,274

Weihai Liu (2)	2011	-	-	-	-	-	-	-	$0
Principal Financial Officer	2010	-	-	-	-	-	-	-	$0
	2009	-	-	-	-	-	-	-	$0

Jiang Chen (3)	2011	-	-	-	-	-	-	-	-
Former Principal Executive Officer and Director	2010	-	-	-	-	-	-	-	-
	2009	$8,000	-	-	-	-	-	-	$8,000

Yi Zhou (4)	2011	-	-	-	-	-	-	-	-
Former Principal Financial Officer and Director	2010	-	-	-	-	-	-	-	$11,710
	2009	$11,710		-	-	-	-	-	$15,000

(1)	Mr. Jiayin Wang’s employment with the Corporation as President commenced in October 20, 2008, and his employment as Principal Executive Officer commenced August 20, 2010

(2)	Mr. Weihai Liu employment with the Corporation as Principal Financial Officer commenced in September 29, 2010.

(3)	Mr. Jiang Chen’s employment with the Corporation terminated in August, 2010.

(4)	Ms. Yi Zhou’s employment with the Corporation terminated in September, 2010.

Summary of Executive Compensation

Jiayin Wang.   Mr. Jiayin Wang served as President and director of the Board under a 3 year term beginning in 2008. Mr. Wang was to receive a an annual salary of RMB 200,000, or approximately U.S.$29,851 for the fiscal year 2010, based upon the closing foreign exchange rate published by Bloomberg on March 25, 2010 of U.S.$1.00 = RMB 6.5615 (the “RMB Rate”).  Mr. Wang elected to forego his salary for 2010 and 2011. On August 20, 2010, Mr. Wang accepted the Corporation’s offer regarding his employment with the Corporation as its Chief Executive Officer. His position as Chief Executive Officer offers no salary, although he was granted a signing bonus of U.S. $50,000 payable in shares of the Company's Common Stock based on a price per share of $0.00782, the average of the closing prices of the Common Stock as quoted on the OTC Bulletin Board for the five (5) trading days ending on such date. Mr. Wang received 6,393,862 shares of Common Stock as a signing bonus which shares are not registered under the U.S. Securities Act of 1933, as amended (the "1933 Act"). On August 20, 2010, Mr. Wang also received a past performance bonus in the amount of U.S. $88,000 payable in shares of Common Stock (shares not registered under the 1933 Act) based on a price per share of $0.00782, the average of the closing prices of the Common Stock as quoted on the OTC Bulletin Board for the five (5) trading days ending on such date. Mr. Wang received 11,253,197 shares of Common Stock that are not registered under the 1933 Act under this bonus. Mr. Wang was also offered stock options to purchase up to six million (6,000,000) shares of common stock at a price of $.02 per share vesting over 18 months in equal monthly installments pursuant to a Stock Option Agreement with the Company which is granted pursuant to the company’s 2009 Omnibus Incentive Plan and have a grant date of August 20, 2010.

Weihai Liu. On September 29, 2010, Mr. Liu accepted the Corporation’s offer regarding his employment with the Corporation as its Chief Financial Officer. Mr. Liu was to receive an annual salary of RMB 80,000, (approximately U.S. $11,941). Mr. Liu elected to forego this salary for 2010 and 2011.

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

For the year ended December 31, 2011, no cash compensation was paid, and no equity grants were made, to the Corporation’s directors.  Mr. Jiayin Wang's compensation as an executive officer of the Corporation is disclosed under "Executive Compensation - Summary Compensation Table."  Usually, the Board reviews the level of compensation it receives for its service every year.  The Board may take action at any time to amend the amount or type of compensation it receives.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2011, for:

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC.  There are no shares of common stock as to which any person has the right to acquire beneficial ownership within 60 days after March 31, 2012 through the exercise of any stock option, warrant or other right. The percentage ownership is based on 177,435,953 shares of common stock outstanding as of March 29, 2012.

Beneficial owner	Number of shares beneficially Owned	Percentage of shares outstanding (1)
Common Stock, Lei Guo (2), No. 188 Xishan Road, Chuanshan District, Suining City, Sichuan Province, the People’s Republic of China	43,000,000 (2)	24.2%

Jiayin Wang	72,647,059	40.9%

Jiang Chen Principal Executive Officer	0	0%

Yi Zhou Principal Financial Officer	0	0%

Gewei Wang Director	0	0%

Bing Wang Director	0	0%

All Directors and Executive Officers as a Group	72,647,059	40.9%

(1)	This percentage is a fraction with its denominator as 177,435,953 shares of the Corporation’s Common Stock.

(2)	Lei Guo (the “Trustee”) is the trustee, on behalf of Sichuan Yinfa Resource Development Co., Ltd., a PRC company (“Yinfa Resource”). This amount includes the 43,000,000 shares of common stock issued and held by Mr. Lei Guo, as Trustee, on behalf of Sichuan Yinfa Resource Development Co., Ltd. Yinfa Resource, as Trustor, retains sole dispositive and voting control over the subject shares. Mr. Jiayin Wang is the controlling stockholder and founder of YinFa Resource and, consequently, is the indirect beneficial owner of the shares of common stock held by the Trustee

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	28,000,000(1)	0	28,000,000

Equity compensation plans not approved by security holders	0	0	0

Total	28,000,000	0	28,000,000

(1)	Pursuant to the Employment Agreement with Mr. Jiayin Wang, options to acquire stock at $.02 per share vested in 2010 for 3 months at 33,333.33 shares per month. Mr. Wang has not exercised these vested options as of March 29, 2012.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions or proposed transactions in which we or any of our subsidiaries was or is to be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average total assets of the Company at year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of Common Stock, or any member of the immediate family of any of the foregoing persons, had, has or will have any direct or indirect material interest, except as follows:

Mr. Jianyin Wang is the controlling shareholder of Sichuan Yinfa Resource and the President and Director of the Company. Mr. Wang loaned the Company RMB 3,000,000 (approximately $ US $451,467) on December 27, 2010 through an unsecured promissory note payable on December 26, 2011 which note has been extended to December 26, 2012 as set forth in Section 7 hereof.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us for professional services rendered by Lake & Associates CPA’s LLC, our independent auditor, for the audit of our financial statements for the years ended December 31, 2009 and December 31, 2008.

	2011	2010

Audit Fees	$32,000	$30,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Audit and Audit-Related Fees	$32,000	$30,000

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following financial statements of the Company are included following the signature page, commencing on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – as of December 31, 2011 and 2010

Consolidated Statement of Operations – For years ended December 31, 2011 and 2010

Consolidated Statement of Cash Flows – For years ended December 31, 2011 and 2010

Consolidated Statement of Equity (Deficit) – For years ended December 31, 2011 and 2010

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

CHINA HEALTH RESOURCE, INC.

By: /s/ Wang, Jiayin	Date: April 12, 2012
Wang, Jiayin
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Wang, Jiayin	Chief Executive Officer, President, and Director	April 12, 2012
Wang, Jiayin	(Principal Executive Officer)

/s/ Liu, Weihai	Chief Financial Officer and Director	April 12, 2012
Liu, Weihai	(Principal Financial Officer)

/s/ Ping Gao	Director	April 12, 2012
Ping, Gao

/s/ Wang, Bing	Director	April 12, 2012
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

CHINA HEALTH RESOURCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

 Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Health Resource Inc.

We have audited the accompanying consolidated balance sheets of China Health Resource Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Resource Inc. and Subsidiaries. (a Delaware corporation). as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

April 24, 2012

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847-524-0800

Fax: 847-524-1655

China Health Resource, Inc. and Subsidiaries

Audited Consolidated Balance Sheets

As of December 31, 2011 and December 31, 2010

ASSETS	December 31, 2011	December 31, 2010
CURRENT ASSETS
Cash and Cash Equivalents	$241,755	$90,306
Accounts Receivable	5,386,455	1,701,812
Advances to suppliers	32,231	491
Prepayment for land usage	3,520,131	-
Deferred Inventory Cost	3,079,930	2,453,892
Inventory	1,276,462	653,695
TOTAL CURRENT ASSETS	13,536,964	4,900,196

FIXED ASSETS
Property, Plant, and Equipment	1,043,867	991,883
Accumulated Depreciation	(212,526)	(163,928)
TOTAL NET FIXED ASSETS	831,341	827,955

TOTAL ASSETS	$14,368,305	$5,728,151

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$875,080	$436,015
Other Payables	201,271	110,516
Due to Shareholder	376,457	376,457
Taxes Payable	21,200	-
Notes Payable	1,206,177	905,974
Convertible debt		80,000
TOTAL CURRENT LIABILITIES	2,680,185	1,908,962

TOTAL LIABILITIES	2,680,185	1,908,962

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,
177,435,953 and 159,935,953 issued and outstanding,	177,436	159,936
par value $0.001)
Preferred Stock (50,000,000 shares authorized,
0 issued and outstanding)	-	-
Additional paid in capital	1,728,539	1,274,144
Accumulated other comprehensive income	661,313	235,737
Retained earnings (deficit)	9,120,832	2,149,372
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	11,688,120	3,819,189

TOTAL LIABILITIES AND EQUITY	$14,368,305	$5,728,151

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiaries

Audited Consolidated Statement of Operations

For the Year Ended December 31, 2011 and 2010

	For the 12 months ended
	December 31, 2011	December 31, 2010
REVENUES
Sales	$34,338,974	$10,282,207
Cost of Sales	24,056,723	5,767,564
GROSS PROFIT	10,282,251	4,514,644

OPERATING EXPENSES
Selling, General, and Administrative	808,148	751,532
Interest Expense	75,630	18,222
TOTAL OPERATING EXPENSES	883,778	769,755

OPERATING INCOME (LOSS)	9,398,473	3,744,889

OTHER INCOME / (EXPENSES)
Other	(497)	975
TOTAL OTHER INCOME / (EXPENSE)	(497)	975

NET INCOME (LOSS) BEFORE TAXES	9,397,976	3,745,863

INCOME TAX EXPENSE	2,426,516	1,038,578

NET INCOME (LOSS)	$6,971,460	$2,707,286

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	425,576	78,595

COMPREHENSIVE INCOME (LOSS)	$7,397,037	$2,785,880

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	171,327,620	148,661,443
Fully diluted	171,327,620	153,661,443

NET INCOME (LOSS) PER COMMON SHARE
Basic	0.04	0.02
Fully diluted	0.04	0.02

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiaries

Audited Consolidated Statement of Cash Flows

For the Year Ended December 31, 2011 and 2010

	For the 12 months ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,971,460	$2,707,286
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	39,227	32,761
Contribution from shareholder's loan imputed interest	30,063	-
Common stocks to investment banking service	30,000	-
Stock-based compensation	31,832	145,958
Convertible debt for consulting service	-	80,000
Accounts receivable	(3,044,523)	(770,828)
Employee Advances and Other Receivable	(30,927)	33,596
Bad debt provision	-	2,849
Prepayment for land usage and inventory	(3,920,957)	(2,400,054)
Inventory	(574,740)	(256,846)
Accounts payable and accrued liabilities	237,797	178,464
Other payable	82,997	436,593
Others	10,839	8,634
Tax payable	44,681	(324,048)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(92,251)	(125,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(12,133)	(11,129)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,133)	(11,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short-term-note payable	711,920	206,756
Payments from short-term-note payable	(464,296)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	247,624	206,756

FOREIGN CURRENCY TRANSLATION	8,209	2,104

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151,449	72,095

CASH AND CASH EQUIVALENTS:
Beginning of period	90,306	18,211
End of period	$241,755	$90,306

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activity:
Common stock issued for settlement of CEO performance bonus payable	$300,000	$-
Common stock issued for settlement of convertible debt	$80,000	$-
Common stock issued for settlement of investment banking service	$30,000	$-
Inventory received in exchange for Note Receivable	$-	$350,384

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiaries

Audited Consolidated Statement of Equity (Deficit)

For the Year Ended December 31, 2011 and 2010

									Accumulated
	Common Stock				Preferred Stock		Additional	Retained	Other
	Class A	par value	Class B	par value			Paid-in	Earnings	Comprehensive
	Shares	0.001	Shares	0.01	Shares	Amount	Capital	(Deficit)	Income	Total
Balances @ December 31, 2009	142,288,894	$142,289	-	$-	$-	$-	$1,145,832	$(557,914)	$157,143	$887,350

Issuance for CEO's appointment and bonus	17,647,059	$17,647					$120,353			138,000
Share-based compensation (option expenses)							$7,959			7,959
Net Income (Loss) for the period								$2,707,286		2,707,286
Other comprehensive income									$78,594	78,594
Balances @ December 31, 2010	159,935,953	159,936	-	-	-	-	1,274,144	2,149,372	235,737	3,819,189

Issuance for CEO's appointment and bonus										-
Conversion of consulting service fee	10,000,000	$10,000					$70,000			80,000
Issuance for CEO's performance bonus payable	6,000,000	$6,000					$294,000			300,000
Share-based compensation (option expenses)							$31,831			31,831
Shares issued to investment banking service	1,500,000	$1,500					$28,500			30,000
Contribution from shareholder's loan imputed interest							$30,063			30,063
Net Income (Loss) for the period								$6,971,460		6,971,460
Other comprehensive income									$425,576	425,576
Balances @ December 31, 2011	177,435,953	177,436	-	-	-	-	1,728,539	9,120,832	661,313	11,688,120

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Twelve Months Ended December 31, 2011 and 2010

(Expressed in USD)

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Twelve Months Ended December 31, 2011 and 2010

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

In 2011, Suining Yinfa DAR Industrial Co, Ltd. had invested 95,223 USD (600,000 RMB) to establish an agricultural planting business entity called Suining Yinfa DAR Planting Co, Ltd. This Yinfa DAR Planting Company is in process of obtaining business approval and certificate from different government departments, and no business activity has occurred.

CHRI and its wholly owned subsidiaries, Suining Yinfa DAR Industrial Co, Ltd. and Suining Yinfa DAR Planting Co, Ltd, are hereafter referred to as (the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

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

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Twelve Months Ended December 31, 2011 and 2010

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

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Twelve Months Ended December 31, 2011 and 2010

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.

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

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Twelve Months Ended December 31, 2011 and 2010

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

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

3.     SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31, 2011 and 2010 are summarized as follows:

Cash paid during the year ended December 31, 2011 and 2010 for interest and income taxes:

	December 31, 2011	December 31, 2010
Income Taxes	2,426,516	1,038,578
Interest	45,567	18,222

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Twelve Months Ended December 31, 2011 and 2010

(Expressed in USD)

4.     ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Accounts receivable as of December 31, 2011 and December 31, 2010 consist of the following:

	December 31, 2011	December 31, 2010
Accounts receivable, gross	$5,386,455	$1,071,812
Less: allowance for doubtful accounts	—	—
Account receivable, net	5,386,455	1,071,812

All accounts receivables are aging within 30 days. No provision of bad debt was accrued as of year end.

5.     INVENTORIES

Inventories as of December 31, 2011 and December 31, 2010 consist of the following:

	December 31, 2011	December 31, 2010
Raw materials	$1,276,462	$653,695
Low value consumables	0	0
Finished goods	0	0
	$1,276,462	$653,695

As of December 31, 2011 and December 31, 2010, 95% of the total inventory is accounted by DAR and 5% for other TCM herbs. And no provision for obsolete inventories was recorded by the Company. The large amount of raw material are due to more TCM business started, larger volume demand of DAR, and higher purchasing than previous year. The company has largely increased its inventory in current year to take advantage of the increasing market demand. Low value consumables are the materials for the process of finished goods. Due to the different outsourcing process adopted for the same period in 2011, the processing party is having all the materials and processing cost in its total fees. The finished goods, Bailing Capsules, had been changed to process by order due to the upgrade of the sales strategy.

6.      DEFERRED INVENTORY COSTS

The deferred inventory costs represented prepayment to suppliers for future inventory delivery. As of December 31, 2011 and 2010, the balances of deferred inventory costs are $3,079,930 and 2,453,892 respectively. These costs will be transferred to inventories at the time of inventory delivery.

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Twelve Months Ended December 31, 2011 and 2010

(Expressed in USD)

7.      PREPAYMENT FOR LAND USAGE

In November 2011, the company entered land usage agreement with 12 local village unions for future raw material DAR production. Prepayment for land usage as of December 31, 2011 and December 31, 2010 consist of the following:

	December 31, 2011	December 31, 2010
DAR production villages	3,520,131	-
Total	$3,520,131	$-

8.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of December 31, 2011 and December 31, 2010 consists of the following:

	December 31, 2011	December 31, 2010
Property, plant and equipment	1,043,867	991,883
Less: accumulated depreciation	(212,526)	(163,928)
Property, plant and equipment, net	$831,341	$827,955

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2011 and December 31, 2010 consist of the following:

	December 31, 2011	December 31, 2010
Accounts payable	824,824	421,258
Accrued liabilities	50,256	14,757
Total accounts payable and accrued liabilities	$875,080	$436,015

Accrued liabilities include accrued wage payable, accrued welfare payable, other taxes payable, and receipt in advance.

10.	NOTES PAYABLE - CURRENT

As of December 31, 2011 and December 31, 2010, notes payable consist of the following:

	December 31, 2011		December 31, 2010
Secured bank loan to an unrelated party. Bearing 8.6625 % interest Principal payments due 12/26/2011	$		$452,987

Secured bank loan to an unrelated party. Bearing 6.475% interest Principal payments due 11/03/2012		476,122

Secured bank loan to an unrelated party. Bearing 6.875% interest Principal payments due 10/12/2012		253,932

Non-secured note payable to a related party, bearing no interest Principal payments due 12/28/2012		476,123	452,987

TOTAL		$1,206,177	$905,974

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Twelve Months Ended December 31, 2011 and 2010

(Expressed in USD)

11.	OTHER PAYABLE

As of December 31, 2011 and December 31, 2010, notes payable consist of the following:

	December 31, 2011	December 31, 2010

Labor union fee	$7,251	$6,898
Pension fund	51,699	22,263
Social insurance	139,763	81,204
Risk Fund	159	151
Other	2,399

TOTAL	$201,271	$110,516

12.	CONVERTIBLE DEBT

On July 1, 2010, the company issued a convertible note in amount of $80,000 for the consulting services rendered by a consultant. Pursuant to the agreement, the note bears 1% annual interest and convertible at $0.008 per share after September 1, 2010 per all outstanding principal amount and accrued interest and fees. In January, 2011, partial amount ($56,000) of convertible note was converted into7, 000,000 shares. The remaining balance of convertible debt was $24,000, which was converted into 3,000,000 shares on May 4, 2011. There was no balance of convertible debt as of December 31, 2011.

13.	INCOME TAXES

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the year ended December 31, 2011 and 2010.

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Twelve Months Ended December 31, 2011 and 2010

(Expressed in USD)

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	December 31, 2011	December 31, 2010

Loss subject to U.S. operation	$(289,753)	$(407,908)
Income (loss) subject to PRC operation	9,687,730	4,153,771
Income (loss) before income taxes	$9,397,977	$3,745,863

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

For the year ended December 31, 2011, the U.S. operation had $289,753 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the year ended December 31, 2011 and September 30, 2010 is as follows:

	December 31, 2011	December 31, 2010

Income (loss) before income taxes	$9,687,730	$4,153,771
Non-taxable deductions	18,335
Taxable income	9,706,065	4,153,771
Statutory income tax rate	25%	25%
	2,426,516	1,038,578
Expenses not deductible for tax purposes:
- Provisions	-	-
Effect of tax losses	-	-

Income tax expense	$2,426,516	$1,038,578

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	December 31, 2011	December 31, 2010

U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25

Total provision for income taxes	$25	$25

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Twelve Months Ended December 31, 2011 and 2010

(Expressed in USD)

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of the year ended December 31, 2011 and December 31, 2010.

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

14.	MAJOR CUSTOMER/VENDOR AND CONCENTRATION

(a)     Sale breakdown

For the year ended December 31, 2011, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

For the year ended December 31, 2011, major customers and vendors with their revenues are presented as follows:

Customers	Revenues	%	AR	%
Customer A	$8,886,926	26%	1,631,023	30%
Customer B	6,524,401	19%	735,531	14%
Customer C	4,189,355	12%	692,711	13%
Customer D	3,440,765	10%	522,999	10%
Customer E	3,334,314	10%	516,206	10%
Customer F	2,468,972	7%	481,042	8%
Total	$28,844,733	84%	4,579,512	85%

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Twelve Months Ended December 31, 2011 and 2010

(Expressed in USD)

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

All customers are all non-related parties, mostly located in Sichuan province or southern China. The sole business relationship with Yinfa is to purchase raw DAR, other TCM, or Yishen Capsule. For the year ended December 31, 2011, 45% of the total revenue is contributed by DAR, 40% of the total revenue is contributed by other TCM, and 15% of total revenue is contributed byYishen Capsule.

(b)     Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

15.     Stockholders’ equity

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

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Twelve Months Ended December 31, 2011 and 2010

(Expressed in USD)

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

On October 30, 2011, the Company entered an investment banking service agreement with a third party and issued 1,500,000 shares of comment stock for the service rendered. These common stocks were valued and recorded at market price ($0.02 per share) at the issuance.

For the year ended December 31, 2011, the company recognized $31,831 as option expenses for vested option (see above (c) ) .

For the year ended December 31, 2011, the company recognized $30,063 imputed interest expense from non-interest bearing shareholder’s loan (see note 10) as additional paid-in capital from shareholder.

16.     COMMITMENT AND CONTINGENCIES

On November 3, 2011, the Company’s wholly owned subsidiary Suining Yinfa DAR Industrial Co, Ltd. received 7 separated purchasing letters of intent totaling of over 7.5 million USD with the time period from November 4, 2011 to November 3, 2012

The Company rented land (note 7) and warehouse space under a non-cancelable operating lease agreement.  Based on the current rental lease agreement, the future five years minimum rental payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2012	1,760,066
2013	1,765,346
2014	1,770,642
2015	1,775,954
2016	1,781,282
Total	8,853,290

For the years ended December 31, 2011 and 2010, rental expense was $5,443 and $2,422.

17.     RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to the Consolidated Balance Sheet presentation and did not impact the Consolidated Statement of Operations and Comprehensive Income, Consolidated Statement of Equity, and Consolidated Statement of Cash Flows.

For the year ended December 31, 2010, $2,453,892 was reclassified to “Deferred inventory cost” out of “Prepayment” to conform to current year’s presentation.

