Form 10-K/A
period 2011-12-31
CHINA HEALTH RESOURCE, INC.
filed 2012-04-26
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

EXPLANATORY PARAGRAPH REGARDING THIS AMENDMENT

China Health Resource, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011 (the “original Form 10-K”), which was filed with the Securities and Exchange Commission on April 24, 2012, for the sole purpose of including Exhibit 32.1, Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which through a clerical error was inadvertantly not filed with the original Form 10-K

This Amendment No. 1 does not amend or otherwise update any other information in the original Form 10-K.

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
Wang, Bing

CHINA HEALTH RESOURCE, INC.

EXHIBIT INDEX

TO

2010 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description

3.1	Certificate of Incorporation, as adopted on February 26, 2002 and as amended on May 14, 2003, October 13, 2006, April 23, 2007 and May 8, 2007.(1)
3.2	Amended and Restated By-laws, as adopted on February 17, 2009.(1)
7.1	Bank Loan documents between Suining Shi Yinfa Bai Zhi Chan Ye You Xiam Gog Si and Suining City Commercial National Bank dated December 27, 2010 and related Bank Collateral Agreement. (2)
7.2	Unsecured promissory note agreement with Mr. Jiayin Wang, Company’s Chairman, President and Chief Executive Officer dated December 27, 2010.(2)
10.1	License Agreement Relating to the Exclusive Right to Use “Suining Sichuan Angelica” Certified Trademark, by and between Sichuan Province Suining City DAR Association and Yinfa, dated March 16, 2004.(3)
10.2	Import-Export Agent Executive Agreement, by and between Suining Yinfa DAR Industrial Co. and Korean DongUi Cosmetics Co., dated March 5, 2007. (4)
10.3	Sichuan DAR Purchase and Processing Contract, by and between Suining Yinfa DAR Industrial Co. and Chengdu Derentang Pharmacy Company Medicine Branch, dated April 18, 2007.(5)
10.4	Debt Transfer and Assumption Agreement by and among Yinfa, Suining Yinfa Building Construction and Development Co., Ltd., Chengdu Lianqiang Investment Co. and Yinfa Resource, dated September 20, 2008.(6)
14.1	Code of Ethics.(7)
21.1	Subsidiaries of Registrant. (8)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.(8)
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.(8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)
101.INS	XBRL Instance Document (8)
101.SCH	XBRL Taxonomy Extension Schema Document (8)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (8)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (8)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (8)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (8)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2010.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2007.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2007.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
(8)	Filed herewith.

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

