Form 10-Q
period 2012-03-31
CHINA HEALTH RESOURCE, INC.
filed 2012-05-18
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934: For the Quarterly Period ended: March 31, 2012

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
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

Number of shares outstanding of each of the issuer’s classes of common equity, as March 30, 2012: 175,435,953 shares of Common Stock of par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended Three Months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

China Health Resource, Inc. and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

ASSETS	March 31, 2012	December 31, 2011
CURRENT ASSETS		(Audited)
Cash and Cash Equivalents	$674,811	$241,755
Accounts Receivable	5,208,028	5,386,455
Advances to suppliers	134,241	32,231
Bad Debt Provision
Prepayment for land usage	3,523,823	3,520,131
Deferred Inventory Cost	3,961,277	3,079,930
Inventory	1,437,071	1,276,462
TOTAL CURRENT ASSETS	14,939,252	13,536,964

FIXED ASSETS
Property, Plant, and Equipment	1,042,380	1,043,867
Accumulated Depreciation	(227,197)	(212,526)
TOTAL NET FIXED ASSETS	815,182	831,341

TOTAL ASSETS	$15,754,434	$14,368,305

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$832,433	$875,080
Other Payables	162,817	201,271
Due to Shareholder	376,457	376,457
Taxes Payable	623,312	21,200
Notes Payable	730,820	1,206,177
Convertible debt
TOTAL CURRENT LIABILITIES	2,725,838	2,680,185

TOTAL LIABILITIES	2,725,838	2,680,185

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized,177,435,953 and 159,935,953 issued and outstanding, par value $0.001)	177,436	177,436
Preferred Stock (50,000,000 shares authorized,0 issued and outstanding)	-	-
Additional paid in capital	1,736,497	1,728,539
Accumulated other comprehensive income	677,301	661,313
Retained earnings (deficit)	10,437,362	9,120,832
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	13,028,596	11,688,120

TOTAL LIABILITIES AND EQUITY	$15,754,434	$14,368,305

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Statement of Operations

For the Three Months ended March 31, 2012

	For the three months ended
	March 31, 2012	March 31, 2011
REVENUES
Sales	$8,955,361	$4,378,311
Cost of Sales	6,972,090	2,882,178
GROSS PROFIT	1,983,271	1,496,133

OPERATING EXPENSES
Selling, General, and Administrative	199,805	280,672
Interest Expense	22,248	9,328
TOTAL OPERATING EXPENSES	222,053	290,000

OPERATING INCOME (LOSS)	1,761,218	1,206,133

OTHER INCOME / (EXPENSES)
Other	(1)	-
TOTAL OTHER INCOME / (EXPENSE)	(1)	-

NET INCOME (LOSS) BEFORE TAXES	1,761,217	1,206,133

INCOME TAX EXPENSE	444,687	346,526

NET INCOME (LOSS)	$1,316,530	$859,607

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	15,988	51,854

COMPREHENSIVE INCOME (LOSS)	$1,332,518	$911,461

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	171,327,620	164,602,620
Fully diluted	171,327,620	164,602,620

NET INCOME (LOSS) PER COMMON SHARE
Basic	0.01	0.04
Fully diluted	0.01	0.04

The accompanying notes are an integral part of these financial statements.
5

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

For the Three Months ended March 31, 2012

	For the three months ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,316,530	$859,607
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	14,416	9,486
Stock-based compensation	7,958	7,958
Accounts receivable	183,666	270,537
Employee Advances and Other Receivable	(101,750)	(250,357)
Prepayment for land usage and inventory	(876,169)
Inventory	(158,917)	(1,132,473)
Accounts payable and accrued liabilities	(22,046)	175,500
Other payable	(38,580)	20,348
Others	2,576	2,468
Tax payable	579,718	329,138
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	907,402	292,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term-note payable	-	-
Payments to short-term-note payable	(475,564)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(475,564)

FOREIGN CURRENCY TRANSLATION	1,218	2,132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	433,056	294,344

CASH AND CASH EQUIVALENTS:
Beginning of period	241,755	90,306
End of period	$674,811	$384,650

The accompanying notes are an integral part of these financial statements.

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

3.     SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended March 31, 2012 and 2011 are summarized as follows:

Cash paid during the three month periods ended March 31, 2012 and 2011 for interest and income taxes:

	March 31, 2012	March 31, 2011
Income Taxes	-	1,038,578
Interest	22,226	18,222

4.      ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Accounts receivable as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Accounts receivable, gross	$5,208,028	$5,386,455
Less: allowance for doubtful accounts	-	-
Account receivable, net	5,208,028	5,386,455

All accounts receivables are aging within 30 days. No provision of bad debt was accrued as of year-end.

5.      INVENTORIES

Inventories as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Raw materials	$1,437,071	$1,276,462
Low value consumables	-	-
Finished goods	-	-
	$1,437,071	$1,276,462

As of March 31, 2012 and December 31, 2011, 95% of the total inventory is accounted by DAR and 5% for other TCM herbs. And no provision for obsolete inventories was recorded by the Company. The large amount of raw material are due to more TCM business started, larger volume demand of DAR, and higher purchasing than previous year. The company has largely increased its inventory in current period to take advantage of the increasing market demand. Low value consumables are the materials for the process of finished goods. Due to the different outsourcing process adopted for the same period in 2011, the processing party is having all the materials and processing cost in its total fees. The finished goods, Bailing Capsules, had been changed to process by order due to the upgrade of the sales strategy.

6.      DEFERRED INVENTORY COSTS

The deferred inventory costs represented prepayment to suppliers for future inventory delivery. As of March 31, 2012 and December 31, 2011, the balances of deferred inventory costs are $3,961,277 and 3,079,930 respectively. These costs will be transferred to inventories at the time of inventory delivery.

7.      PREPAYMENT FOR LAND USAGE

In November 2011, the company entered land usage agreement with 12 local village unions for future raw material DAR production. Prepayment for land usage as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
DAR production villages	$3,523,823	$3,520,131
Total	3,523,823	3,520,131

8.      PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011
Property, plant and equipment	1,042,380	1,043,867
Less: accumulated depreciation	(227,198)	(212,526)
Property, plant and equipment, net	$815,182	$831,341

9.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Accounts payable	750,264	824,824
Accrued liabilities	82,169	50,256
Total accounts payable and accrued liabilities	$832,433	$875,080

Accrued liabilities include accrued wage payable, accrued welfare payable, other taxes payable, and receipt in advance.

10.      NOTES PAYABLE – CURRENT

As of March 31, 2012 and December 31, 2011, notes payable consist of the following:

	March 31, 2012	December 31, 2011
Secured bank loan to an unrelated party. Bearing 6.475% interest Principal payments due 11/03/2012	476,621	476,122
Secured bank loan to an unrelated party. Bearing 6.875% interest Principal payments due 10/12/2012	254,199	253,932
Non-secured note payable to a related party, bearing no interest Principal payments due 12/28/2012	-	476,123

Total	$730,820	$1,206,177

11.      OTHER PAYABLE

As of March 31, 2012 and December 31, 2011, notes payable consist of the following:

	March 31, 2012	December 31, 2011
Labor union fee	$8,240	$7,251
Pension fund	63,923	51,699
Social insurance	29,351	139,763
Risk Fund	159	159
Other	61,144	2,399
TOTAL	$162,817	$201,271

12.      CONVERTIBLE DEBT

On July 1, 2010, the company issued a convertible note in amount of $80,000 for the consulting services rendered by a consultant. Pursuant to the agreement, the note bears 1% annual interest and convertible at $0.008 per share after September 1, 2010 per all outstanding principal amount and accrued interest and fees. In January, 2011, partial amount ($56,000) of convertible note was converted into 7, 000,000 shares. The remaining balance of convertible debt was $24,000, which was converted into 3,000,000 shares on May 4, 2011. There was no balance of convertible debt as of March 31, 2012.

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the three months ended March 31, 2012 and March 31, 2011.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	March 31, 2012	March 31, 2011
Loss subject to U.S. operation	$(17,458)	$(178,149)
Income (loss) subject to PRC operation	1,778,675	1,384,282
Income (loss) before income taxes	$1,761,217	$1,206,133

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

For the three month period ended March 31, 2012, the U.S. operation had $17,458 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the three month period ended March 31, 2012 and March 31, 2011 is as follows:

	March 31, 2012	March 31, 2011

Income (loss) before income taxes	$1,778,675	$1,384,282
Statutory income tax rate	25%	25%
	444,669	346,070
Expenses not deductible for tax purposes:	18	456
- Provisions	-	-
Income tax expense	$444,687	$346,526

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	March 31, 2012	March 31, 2011
U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25

Total provision for income taxes	$25	$25

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of the three months period ended March 31, 2012 and March 31, 2011.

The charge for taxation is based on the results for the period as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

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

For the three month period ended March 31, 2012, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

All customers are all non-related parties, mostly located in Sichuan province or southern China. The sole business relationship with Yinfa is to purchase raw DAR, other TCM, or Yishen Capsule. For the three months ended March 31, 2012, 38% of the total revenue is contributed by DAR, 38% of the total revenue is contributed by other TCM, and 24% of total revenue is contributed by Yishen Capsule.

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

For the 3 months ended March 31, 2012, the company recognized $7,958 as option expenses for vested option.

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

Year ended December 31	Lease payment
2012	1,320,050
2013	1,765,346
2014	1,770,642
2015	1,775,954
2016	1,781,282
Total	8,413,274

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

We were incorporated in the State of Delaware on February 26, 2002. On June 13, 2006, we, as the acquirer, executed a Plan of Exchange with Yinfa (acquiree), the shareholders of Yinfa and the Company’s then majority shareholders, pursuant to which we issued 30,000,000 (pre-forward split) new shares of our Class A Common Stock to the Yinfa shareholders in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Regulation S thereunder, in exchange for all of the shares of registered capital of Yinfa making Yinfa our wholly-owned subsidiary. Yinfa was founded on April 24, 2001, with registered capital of US $125,500 (RMB 1,000,000) and total assets of US $1,475,795.  Yinfa’s business incorporates a self-owned production base and a network of DAR (as defined below) associates, farmers and research and development affiliates. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree. We changed our name to China Health Resource, Inc. to more accurately reflect our business operations.

Our Business

Our core business is pharmaceuticals. Our subsidiary Yinfa is a Chinese pharmaceutical company focused on producing, processing, and commercializing traditional Chinese medicine (“TCM”) products to pharmaceutical manufacturers and wholesale markets.  One of our products, Dahurian Angelica Root (“DAR”) is a popular herb employed extensively as an ingredient in food, medicine and cosmetics for the treatment of pain, swelling and pustule.. Our products are cultivated in areas where unique local climates and soil properties result in the finest quality.

In May 2005, we applied for and obtained Good Agricultural Practice (“GAP”) certification for DAR, in partnership with Sichuan Yinfa Resource Development Group Co. Ltd., (“Yinfa Resource”).  The standards which must be met to obtain GAP certification include the study of our environment quality including water and soil samples, seed quality, use of pesticides, and use of fertilizers.  These standards were approved by the Chinese State Food and Drug Administration (the “SFDA”).  Our GAP farm production base includes approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of contracted farm production bases, all of which passed inspection by the SFDA on February 26, 2006.  The GAP standards are inspected annually. The GAP certificate has been issued in name of our partner, Yinfa Resource.  Our exclusive GAP certification for DAR demonstrates the high quality standards of our DAR and DAR-related products.

In 2007, the Company achieved a cooperation with the Sichuan Province Suining City DAR Association (“Association”) and received the exclusive rights to the “Sichuan Angelica” certified trademark from the Chinese State Administration of Industry and Commerce through December 13, 2016. As holder of the rights to the trademark, the Company is receives a management fee of 1RMB (or approximately US $0.14) per kilogram of DAR (including packaging fees) from any user of the trademark, of which 60% may be used by Yinfa for further development and investment of its DAR business and the remaining 40% is paid for related expenses.  In addition, the Company receives 100% of the revenue stream from the use of the DAR trademark through December 13, 2016 and 95% of the revenue stream thereafter. There are approximately 235 regional certification trademarks in China, including 65 for natural resources, of which over 20 are for natural herb resources. In addition to the DAR Association, in 2010, Yinfa received the exclusive license to use and manage the “Sichuan Angelica” trademark by the General Administration of Quality Supervision, Inspection and Quarantine of People’s Republic of China.

Currently, raw-DAR in both its original root form and processed form (both sliced and powder) is one of our major products and it is sold to pharmaceutical manufacturers (80%) or wholesalers (20%). Our DAR-related product offerings also include Yisheng Capsule, which has been certified by the SFDA, and sold to regional distributors throughout China.

In addition, in 2011 the Company has added Rhizoma Gastrodia (“Gastrodia”) along with various other raw TCM products to the Company’s product offering. Gastrodia, along with various other raw TCM products are sold to pharmaceutical manufacturers (80%) or wholesalers (20%). With the expansion of TCM to markets in the United States and other countries, we expect to continue to identify unique TCM products of the highest quality to add to our markets.

We believe our business model will help facilitate the process of growing and commercializing all of our products with through research and development of added uses of our products in a range of foods, medicines and cosmetics to increase our revenues and enhance shareholder value. These opportunities may include, but are not limited to, acquisitions or licensing of additional products in synergistic or complementary industries.

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
20

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

Results of Operations for the Three Months Ended March 31, 2011

Balance Sheet

Our total assets for the three months ended March 31, 2012 were US $15,741,354 compared to the three months ended March 31, 2011 were US $7,184,478. Total liabilities increased to US $2,725,838 for the three months ended March 31, 2012 from US $2,389,870 for the three months ended March 31, 2011, principally due to an increase of cash and cash equivalents, accounts receivable, prepaid expenses, inventory, accounts payable, notes payable, taxes payable.

Balance Sheet	March 31, 2012	March 31, 2011
Total Assets	$15,754,434	$7,184,478
Total Liabilities	2,725,838	2,389,870
Net Assets	$13,028,596	$4,794,608

Results of Operations

Profit/Loss	For the Three Months Ended
	March 31, 2012	March 31, 2011
Operating Income (Loss)	$1,761,218	$1,206,133
Net Income (Loss) Before Tax	1,761,217	1,206,133
Corp. Income Tax	(444,687)	(346,526)
Net Income (Loss)	$1,316,530	$859,607

Revenues

Our revenues for the three months ended March 31, 2012 were US $ $8,955,361, an increase of 105% over revenues of US $4,378,311 for the three months ended March 31, 2011. The increase in sales revenues was due primarily to an increase in the volume of sales, the increase of unit sales price of Yishen capsule, and sales of other TCM received during the three months ended March 31, 2012. Most of the revenue growth was attributable to increased volume sales in raw DAR and other TCM herbs. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices decreased slightly due to the macro TCM market condition.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost. The cost of sales for the three months ended March 31, 2012 were US $6,972,090, representing an increase of 142% over the cost of sales of US $2,882,178 for the three months ended March 31, 2011. The increased costs of sales and comparatively lower gross profit rate for the three months ended March 31, 2012 were principally due to the costs related to the increase of sales volume of other TCM products. For the three months ended March 31, 2012, rising DAR costs could not be passed on to consumers. This higher retail price resulted in higher cost of goods margins. From the beginning of the year 2010, drought hit many production places of DAR, resulting in a price increase for raw DAR. Also, we had to purchase additional raw DAR due to the increased demand, and with shortage of supply in the market, the result was an increased cost of sales for the three months ended March 31, 2012. The reason we can keep our cost of goods sold for raw DAR was favorably impacted by a strengthened relationship with the local government and the DAR Association, which increased our advantage in the supply chain of DAR. The other reason is because the Company elected to make prepaid deposits to secure exclusivity of the DAR harvest from DAR farmers in larger volume.

Gross profit for the three months ended March 31, 2012 increased by approximately 33% to US $1,983,271 from US $1,496,133 for the three months ended March 31, 2011.Gross profit margin for the three months ended March 31, 2012 was 22% compared to 34% for the three months ended March 31, 2011. This was primarily due to the product mix.

Operating Expenses

The operating expenses for the three months ended March 31, 2012 were US $222,053, representing a decrease of 23% over operating expenses of US $290,000 for the three months ended March 31, 2011. The interest costs for the three months ended March 31, 2012 were US $22,248, representing an increase of 139% over interest costs of US $9,328 for the three months ended March 31, 2011. The operating expenses included selling, general and administrative (“SG&A”) expense and interest cost. SG&A expenses decreased overall to US $199,805 for the three months ended March 31, 2012 compared to US $280,672 for the three months ended March 31, 2011. The decrease of SG&A expenses for the recent quarter is primarily due to last year’s CEO incentive plan, and some one-time expenses or expenses paid semi-annually such as Yinfa’s legal consulting fee, auditing fee, agency fee, maintenance fee.

Other Comprehensive Income/Expense

For the three months ended March 31, 2012, we had a total Other Comprehensive Income of US $15,988, compared to other comprehensive income of US $51,854 for the three months ended March 31, 2011. This is primarily related to foreign currency translation between RMB and USD.

Impact of Inflation

We believe that inflation has had a significant effect on operations for the three months ended March 31, 2012. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China.  However, the beginning of the year 2010 was impacted by drought that hit many production places of DAR, resulting in a price increase for raw DAR. We believe this is a short-term impact on inflation. Also, significant increases in inflation throughout China have raised retail prices of DAR, and most TCM products in general. But in the first quarter of 2012, the china’s TCM market is in a relatively stable condition, and some of the TCMs appear to have a decrease in price. We also believe that we can offset any inflationary increases in the cost of sales by continuing to increase our sales of DAR and other TCM in response to continued demand and by improving operating efficiencies.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. The income tax for the three months ended March 31, 2012 were US $444,687, an increase of 28% compare to income tax of US $346,526 for the three months ended March 31, 2011. For the three months ended March 31, 2012, we accrued income taxes of US $623,312. For the three months ended March 31, 2011, we accrued income taxes of US $21,200.

Net Income

We had net income for the three months ended March 31, 2012 of US $1,316,530, an increase of 53% compared to a net income for the three months ended March 31, 2011 of US $859,607. The improvement in our net income for the three months ended March 31, 2012 is attributable principally to increased sales revenue and a foreign currency translation gain between the RMB and U.S. dollar. The increased sales revenue is primary due to increased volume sales in raw DAR and other products.

We are working to strengthen our internal management processes and to grow our sales revenues, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Net cash flow from operating activities was US $907,402 for the three months ended March 31, 2012, compared to cash flow of US $292,212 from operating activities for the three months ended March 31, 2011. This was due to an increase of net profit of US $1,316,530 for the three months ended March 31, 2012 from a net income of US $859,607 for the three months ended March 31, 2011. Net expenditures for inventory were US $158,917 for the three months ended March 31, 2012 compared to US $1,132,473 for the three months ended March 31, 2011. There was a decrease of US $ 183,666 in accounts receivable to US $5,208,028 for the three months ended March 31, 2012 from an inflow of US $270,537 for the three months ended March 31, 2011. Accounts payable and accrued liabilities decreased to US $832,433 for the three months ended March 31, 2012 from US $875,080 for the three months ended March 31, 2011. Taxes Payable increased to US $623,312 for the three months ended March 31, 2012 from US $21,200 for the three months ended March 31, 2011.

The was no net cash flow in investing activities for the three months ended March 31, 2012, compared to net cash flow of US $0 from investing activities for the three months ended March 31, 2011.

There was a cash outflow related to Financing Activities for US $475,564 for the three months ended March 31st, 2012 compared to US$0 net cash flows used in financing activities for the three months ended March 31, 2011. This was attributable to the payment related to short-term notes payable.

Overall, we have funded our cash needs from inception through March 31, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $674,811 on hand for the three months ended March 31, 2012, an increase of US $433,056 from the beginning of the year and attributable in substantial part to an increase in cash inflow from operations. Currently, we have enough capital to fund our operations because we have a sizable accounts receivable to fund operations. A significant part of accounts receivable was paid off and our new accounts receivable has been added with new customers. The Company expects to receive these funds on time. But if accounts receivable cannot be collected timely, we may not be able to sustain our capital needs. Therefore, we will strengthen the management toward accounts receivable to quicken the collection of such accounts receivable.

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

Off-Balance Sheet Arrangements

For the three months ended March 31, 2012, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2012, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

CHINA HEALTH RESOURCE, INC.

Dated: 17, 2012	By: /s/ Wang, Jiayin
Wang, Jiayin
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: 17, 2012	By: /s/ Liu, Weihai
Liu, Weihai
Chief Financial Officer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
X
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

