Form 10-Q
period 2012-06-30
CHINA HEALTH RESOURCE, INC.
filed 2012-08-20
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934: For the Quarterly Period ended: June 30, 2012

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
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

Number of shares outstanding of each of the issuer’s classes of common equity, as June 30, 2012:  177,435,953 shares of Common Stock of par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended Six Months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

China Health Resource, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

ASSETS	June 30, 2012	December 31, 2011

Current Assets
Cash and Cash Equivalents	$930,343	$241,755
Accounts Receivable	4,973,360	5,386,455
Advance to Suppliers	1,008,346	32,231
Prepayment For Land Usage	3,506,775	3,520,131
Deferred Inventory Cost	3,942,113	3,079,930
Inventory	2,393,181	1,276,642
Total Current Assets	16,754,118	13,536,964

Fixed Assets
Property, Plant and Equipment, Net	794,291	831,341

Total Assets	$17,548,408	$14,368,305

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$904,008	$875,080
Other Payable	165,888	201,271
Due to Shareholder	376,457	376,457
Taxes Payable	886,957	21,200
Notes Payable	-	1,206,177
Short-Term Loan Payable	1,422,947	-
Total Current Liabilities	3,756,258	2,680,185

Total Liabilities	$3,756,258	$2,680,185

STOCKHOLDERS' EQUITY

Common Stock Class A (500,000,000 shares authorized, 177,435,953 and 177,435,953 issued and outstanding, par value US $0.001) at June 30, 2012 and December 31, 2011.	$177,436	$177,436
Preferred Stock (50,000,000 shares authorized , 0 issued and outstanding)	-	-
Additional Paid in Capital	1,736,497	1,728,539
Retained Earnings	11,270,206	9,120,832
Accumulated Other Comprehensive Income	608,012	661,313
Total Stockholders’ Equity	13,792,150	11,688,120

Total Liabilities & Stockholders’ Equity	$17,548,408	$14,368,305

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Statement of Operations

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30 2012	June 30, 2011
REVENUES
Sales	$6,305,200	$8,034,698	$15,260,561	$12,413,009
Cost of Sales	4,891,526	5,574,025	11,863,616	8,456,203
Gross Profit	1,413,674	2,460,673	3,396,945	3,956,806

Operating Expenses
Selling, General and Administrative Expense	293,054	173,259	492,859	453,931
Interest Expense	7,495	9,537	29,743	18,865
Total Operating Expenses	300,549	182,796	522,602	472,796

Operating Income	1,113,125	2,277,877	2,874,343	3,484,010

OTHER INCOME / (EXPENSES)
Other Expense	-	(10)	(1)	(10)
Total Other Income/(Expense)	-	(10)	(1)	(10)

Net Income (Loss) Before Taxes	1,113,124	2,277,867	2,874,341	3,484,000

Income Tax Expense	280,281	573,916	724,968	920,442

Net Income (Loss)	832,843	1,703,951	2,149,373	2,563,558

Other Comprehensive Income (Loss)
Foreign Currency Translation Gain (Loss)	(88,483)	88,237	(72,495)	140,093
Comprehensive Income (Loss)	$744,631	$1,792,188	$2,076,879	$2,703,651

Weighted Average Common Shares Outstanding
Basic	177,435,953	168,769,286	177,435,953	168,769,286
Fully diluted	177,453,953	168,769,286	177,453,953	168,769,286

Net Gain Per Common Share
Basic	$0	$0.01	$0.01	$0.02
Fully diluted	$0	$0.01	$0.01	$0.02

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

	For the six months ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,149,373	$2,563,558
Adjusted to reconcile net income to net cash used in operating activities
Depreciation	28,839	22,849
Stock-based compensation	7,958	15,916
Accounts Receivable	393,776	(398,390)
Employee Advance and Other Receivable	(979,028)	(38,209)
Prepayment for land usage	(876,336)	-
Inventory	(1,124,770)	(2,685,329)
Accounts Payable and Accrued Liabilities	53,225	182,683
Other Payable	(34,718)	41,791
Others	5,153	4,967
Tax Payable	846,046	579,620
Net Cash Provided by (used in) Operating Activities	469,488	289,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	(519)
Net Cash Provided by (used in) Investing Activities	-	(519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed on short-term Loan Payable	1,427,009	-
Payment From short-term Notes payment	(1,205,029)
Net Cash Provided by Financing Activities	221,979	-

Foreign Currency Translation	(2,879)	5,272
Net Increase (Decrease)in Cash and Equivalents	688,588	294,209

CASH AND CASH EQUIVALENTS:
Beginning of period	241,755	90,306
End of period	$930,343	$384,515

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Statement of Equity (Deficit)

For the six month ended June 30, 2012

									Accumulated Other Comprehensive Income	Total
	Common Stock				Preferred Stock		Additional Paid-in Capital	Retained Earnings (Deficit)
	Class A Shares	par value 0.001	Class B Shares	par value 0.01	Shares	Amount

Balance at January 1, 2011	159,935,953	$ 159,936	-	-	-	-	$ 1,274,144	$ 2,149,372	$ 235,737	$ 3,819,189
Issuance for CEO's appointment and bonus										-
Conversion of consulting service fee	10,000,000	10,000					70,000			80,000
Issuance for CEO's performance bonus payable	6,000,000	6,000					294,000			300,000
Share-based compensation (option expenses)							31,831			31,831
Shares issued to investment banking service	1,500,000	1,500					28,500			30,000
Contribution from shareholder's loan imputed interest							30,063			30,063
Net Income (Loss) for the period								6,971,460		6,971,460
Other comprehensive income									425,576	425,576
Balance at December 31, 2011	177,435,953	$ 177,436	-	-	-	-	$ 1,728,539	$ 9,120,832	$ 661,313	$ 11,688,119

Balance at January 1, 2012	177,435,953	$ 177,436	-	-	-	-	$ 1,728,539	$ 9,120,832	$ 661,313	$ 11,688,119
Share-based compensation (option expenses)							7,958			7,958
Net Income(Loss) for the period								2,149,373		2,149,373
Other comprehensive income									(53,301)	(53,301)
Balance at June 30, 2012	177,435,953	$ 177,436	-	-	-	-	$ 1,736,497	$ 11,270,205	$ 608,012	$ 13,792,150

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

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

CHRI and its wholly owned subsidiaries, Suining Yinfa DAR Industrial Co, Ltd. and Suining Yinfa DAR Planting Co, Ltd, are hereafter referred to as (the “Company”)

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

(Expressed in USD)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

(b)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

(c)	Management’s Use of Estimates

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

(d)	Revenue Recognition

Revenue is recognized at the time the product is delivered and title has passed to the customer. Cash discounts are recognized as an expense in the period in which it actually occurs.  Sales allowances are recorded as a reduction of revenue in the period in which they occur. Revenue is presented net of return.

(e)	Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130 (FASB ASC 220), “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.

(f)	Foreign Currencies

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

(g)	Company’s Future Operations Are Dependent on Foreign Operations

The Company’s future operations and earnings will depend on the results of the Company’s operations in China. There can be no assurance that the Company will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

(Expressed in USD)

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

(h)	Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

(i)	Accounts Receivable

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

(j)	Advances to Suppliers

Advances to suppliers represent the cash paid in advance for purchasing raw materials. The advances to suppliers are interest free and unsecured.

(k)	Inventory

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

(l)	Property, Plant, and Equipment

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

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

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

(m)	Income Taxes

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

(n)	Earnings (Loss) Per Common Share

Basic earnings (loss) per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.

(o)	Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable, and loans payable approximate fair value based on the short-term maturity of these instruments.  The carrying value of the Company’s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

(p)	Impairment of Long-Lived Assets

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

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

(Expressed in USD)

(q)	Stock-Based Compensation

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

(r)	Subsequent Events

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

(s)	Recently Issued Accounting Pronouncements

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

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

(Expressed in USD)

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

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

3.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the period ended June 30, 2012 and 2011 are summarized as follows:

Cash paid during the six-month period ended June 30, 2012 and 2011 for interest and income taxes:

	June 30, 2012	June 30, 2011
Income Taxes	$724,968	$920,442
Interest	$29,743	$18,865

4.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Accounts receivable as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31 2011
Accounts receivable, gross	$4,973,360	$5,386,455
Less: allowance for doubtful accounts	—	—
Account receivable, net	$4,973,360	$5,386,455

All Accounts receivables are aging within 30 days. No provision of bad debt was accrued as of year-end.

5.	ADVANCES TO SUPPLIERS

Due to the high demand of DAR product, the company advances money to third party suppliers to secure more DAR supply. These advances bear no interest and will be applied as the payment when purchases are received. The balance of advances to suppliers as of June 30, 2012 and December 31, 2011 are $1,008,346 and $32,231, respectively.

6.	PREPAYMENT FOR LAND USAGE

In November 2011, the company entered land usage agreement with 12 local village unions for future raw material DAR production. Prepayment for land usage as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
DAR production villages	$3,506,775	$3,520,131
Total	$3,506,775	$3,520,131

7.	DEFERRED INVENTORY COSTS

The deferred inventory costs represented prepayment to suppliers for future inventory delivery. As of June 30, 2012 and December 31, 2011, the balances of deferred inventory costs are $3,942,113 and $3,079,930 respectively. These costs will be transferred to inventories at the time of inventory delivery.

8.	INVENTORY

Inventories as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011

Raw Materials	$2,393,181	$1,276,462
Low Value Consumables	—	—
Finished Goods	$2,393,181	$1,276,462

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

(Expressed in USD)

As of June 30, 2012 and December 31, 2011, no provision for obsolete inventories was recorded by the Company. The large amount of raw material are due to more TCM business started, larger volume demand of DAR, and higher purchasing than previous year. The company has largely increased its inventory in current period to take advantage of the increasing market demand. Low value consumables are the materials for the process of finished goods. Due to the different outsourcing process adopted for the same period in 2011, the processing party is having all the materials and processing cost in its total fees. The finished goods, Bailing Capsules, had been changed to process by order due to the upgrade of the sales strategy.

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of June 30, 2012 and December 31, 2011 consists of the following:

	June 30, 2012	December 31, 2011
Property, Plant and Equipment	$1,034,767	$1,043,867
Less: accumulated depreciation	(240,477)	(212,526)
Property, Plant and Equipment, net	$794,291	$831,341

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
Accounts payable	$451,034	$824,824
Accrued liabilities	452,974	50,256
Total accounts payable and accrued liabilities	$904,008	$875,080

Accrued liabilities include accrued wage payable, accrued welfare payable, other taxes payable, and receipt in advance.

11.	OTHER PAYABLE

As of June 30, 2012 and December 31, 2011,other payable consist of the following:

	June 30, 2012	December 31, 2011
Labor Union Fee	$9,217	$7,251
Pension Fund	66,681	51,699
Social Insurance	88,436	139,763
Risk Fund	158	159
Other	1,396	2,399
Total	$165,888	$201,271

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

(Expressed in USD)

12.	NOTES PAYABLE – CURRENT

As of June 30, 2012 and December 31, 2011, notes payable consist of the following:

	June 30, 2012	December 31, 2011
Secured bank loan to an unrelated party. Bearing 6.475% interest Principal payments due 07/12/2012	$—	$476,122
Secured bank loan to an unrelated party. Bearing 6.875% interest Principal payments due 10/12/2012	—	253,932
Non-secured note payable to a related party, bearing no interest Principal payments due 12/28/2012	—	476,123
Short term loan (see Note 13)	1,422,947
Total	$1,422,947	$1,206,177

13.	SHORT TERM LOAN

As of June 30, 2012 and December 31, 2011, short term loan consist of the following:

Name	Due Date	Interest Rate	June 30, 2012	December 31, 2011
Zhang Rende	07/15/2012	36%	$316,211	$—
Wang Lijun	07/13/2012	24%	316,210	—
Zeng Changhua	08/12/2012	42%	790,526	—
Total	00/00/2012	00%	$1,422,947	$—

1)	The loan provided by Zhang Rende was guaranteed by the Suining Yinfa Construction Co., Ltd. The borrower collateralized the loan with the Company’s subsidiary Suining Yinfa DAR Industry Co. Ltd’s intangible assets and net assets.

2)	The loan provided by Wang Lijun was guaranteed by the CEO Mr. Jiayin’s Wang’s and Mrs. Sulan Deng’s household assets.

3)	The loan provided by Zeng Changhua was guaranteed by the Suining Yinfa Construction Co., Ltd. The borrower collateralized the loan with the Company’s subsidiary Suining Yinfa DAR Industry Co. Ltd’s intangible assets and net assets.

14.	CONVERTIBLE DEBT

On July 1, 2010, the company issued a convertible note in amount of $80,000 for the consulting services rendered by a consultant. Pursuant to the agreement, the note bears 1% annual interest and convertible at $0.008 per share after September 1, 2010 per all outstanding principal amount and accrued interest and fees. In January, 2011, partial amount ($56,000) of convertible note was converted into 7,000,000 shares. The remaining balance of convertible debt was $24,000, which was converted into 3,000,000 shares on May 4, 2011. There was no balance of convertible debt as of June 30, 2012.

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

(Expressed in USD)

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the six months ended June 30, 2012 and June 30, 2011.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	June 30, 2012	June 30, 2011
Loss subject to U.S. operation	$(25,457)	$(197,798)
Income (loss) subject to PRC operation	2,899,799	3,681,798
Income (loss) before income taxes	$2,874,341	$3,484,000

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

For the six-month period ended June 30, 2012, the U.S. operation had $25,457 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

(Expressed in USD)

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the six-month period ended June 30, 2012 and June 30, 2011 is as follows:

	June 30, 2012	June 30, 2011

Income (loss) before income taxes	$2,899,799	$3,681,799
Statutory income tax rate	25%	25%
	724,950	920,450
Expenses not deductible for tax purposes:
- Provisions	18	(8)
Income tax expense	$724,968	$920,442

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	June 30, 2012	June 30, 2011

U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25

Total provision for income taxes	25%	25%

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of the six-month period ended June 30, 2012 and June 30, 2011.

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

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

(Expressed in USD)

16.	MAJOR CUSTOMER/VENDOR AND CONCENTRATION

(a)	Sale breakdown

For the six-month period ended June 30, 2012, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

All customers are all non-related parties, mostly located in Sichuan province or southern China. The sole business relationship with Yinfa is to purchase raw DAR, other TCM, or Yishen Capsule. For the six-months ended June 30, 2012, 38% of the total revenue is contributed by DAR, 36% of the total revenue is contributed by other TCM, and 26% of total revenue is contributed by Yishen Capsule.

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

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

(Expressed in USD)

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

For the year ended December 31, 2011, the company recognized $31,831 as option expenses for vested option (see above (c)).

For the year ended December 31, 2011, the company recognized $30,063 imputed interest expense from non-interest bearing shareholder’s loan as additional paid-in capital from shareholder.

18.	COMMITMENT AND CONTINGENCIES

On November 3, 2011, the Company’s wholly owned subsidiary Suining Yinfa DAR Industrial Co, Ltd. received 7 separated purchasing letters of intent totaling of over 7.5 million USD with the time period from November 4, 2011 to November 3, 2012

The Company rented land (note 6) and warehouse space under a non-cancelable operating lease agreement.  Based on the current rental lease agreement, the future five years minimum rental payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2012	880,033
2013	1,765,346
2014	1,770,642
2015	1,775,954
2016	1,781,282
Total	7,973,257

For the six months period ended June 30, 2012 and 2011, rental expense was $4,202 and $Nil.

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

Our Business

Our core business is pharmaceuticals and supplements based upon Traditional Chinese Medicine (“TCM”). Our subsidiary Yinfa is a Chinese pharmaceutical company focused on producing, processing, and commercializing TCM products to pharmaceutical manufacturers and wholesale markets.  Our products include Dahurian Angelica Root (“DAR”) which is a popular herb employed extensively as an ingredient in food, medicine and cosmetics for the treatment of pain, swelling and pustule Our products are developed through extensive research and development efforts to determine effective uses for the plants grown under our control and cultivated in areas where unique local climates and soil properties result in the finest quality.

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

Currently, raw-DAR in both its original root form and processed form (both sliced and powder) is one of our major products and it is sold to pharmaceutical manufacturers (80%) or wholesalers (20%). Our DAR-related product offerings also include Yisheng Capsule, which has been certified by the SFDA, and sold to regional distributors throughout China to treat fatigue by improving blood circulation. It increases oxygen levels in regions of the body that do not get an adequate supply. Fatigue in the Workplace Costs $136B per year in health-related lost productivity according to a report in the Journal of Occupational and Environmental Medicine.

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

The company’s TCM migraine medication called Toufeng Migraine tablet.  Results released in 2012 demonstrated an effective rate of 96.5% in clinical observations.  The new product was developed utilizing the company's proprietary Dahurian Angelica (DAR) as one the key ingredients and, unlike most current treatments, it is not merely a pain killer and thus avoids the serious side effects and risk of dependency or addiction. The company is now moving forward with the approval process world-wide and is working to develop and expand commercialization through strategic partnerships.

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

Results of Operations for the Three Months Ended June 30, 2012

Balance Sheet

Our total assets increased by US $8,265,656 for month ending June 30, 2012 to US $17,548,408 compared to June 30, 2011 were US $9,282,752. Total liabilities increased by US $1,092,262 to US $3,756,258 for month ending June 30, 2012 from US $2,663,996 for the month ending June 30, 2012, principally due to an increase of cash and cash equivalents, accounts receivable, prepaid expenses, inventory, accounts payable, notes payable, taxes payable.

Balance Sheet	June 30, 2012	June 30, 2011
Total Assets	$17,548,408	$9,282,752
Total Liabilities	3,756,258	2,663,996
Net Assets	$13,792,150	$6,618,756

Results of Operations

Profit/Loss	For the Three Months Ended
	June 30, 2012	June 30, 2011
Operating Income (Loss)	$1,113,124	$2,277,877
Net Income (Loss) Before Tax	1,113,124	2,277,877
Corp. Income Tax	(280,281)	(573,916)
Net Income (Loss)	$832,843	$1,703.951

Revenues

Our revenues for the three months ended June 30, 2012 were US $ 6,305,200, a decrease of 22% over revenues of US $8,034,698 for the three months ended June 30, 2011. The decrease in sales revenues was due primarily to the decrease in demand for non-branded raw products and including the Yishen capsule. This reduction in sales is within a broader slowdown in demand for China’s TCM market. Management considers the long term trend remains intact but the softening of China’s market has had an effect in our sales. This softening in demand contributed to a significant reduction in the volume of sales raw TCM herbs and Yinshen capsules. The company also faced in period an increase in competition of non-branded products and in particular for raw non-branded products. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices decreased slightly due to the macro TCM market condition.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost. The cost of sales for the three months ended June 30, 2012 were US $4,891,526, representing a decrease of 12% over the cost of sales of US $5,574,025 for the three months ended June 30, 2011. The increased costs of sales and comparatively lower gross profit rate for the three months ended June 30, 2012 were principally due to the decline in selling price.

Gross profit for the three months ended June 30, 2012 decreased by approximately 43% to US $1,413,674 from US $2,460,673 for the three months ended June 30, 2011.Gross profit margin for the three months ended June 30, 2012 was 22% compared to 31% for the three months ended June 30, 2011. This was primarily due to the changes in the price of raw materials.

Operating Expenses

The operating expenses for the three months ended June 30, 2012 were US $300,549, representing an increase of 69% over operating expenses of US $182,796 for the three months ended June 30, 2011. The interest costs for the three months ended June 30, 2012 were US $7,495, representing a decrease of 21% over interest costs of US $9,537 for the three months ended June 30, 2011. The operating expenses included selling, general and administrative (“SG&A”) expense and interest cost. SG&A expenses increased overall to US $293,054 for the three months ended June 30, 2012 compared to US $173,259 for the three months ended June 30, 2011. The increase of SG&A expenses for the recent quarter is primarily due to the increased competition in the market particularly in the non-branded products category; making operations relatively more expensive.

Other Comprehensive Income/Expense

For the three months ended June 30, 2012, we had a total Other Comprehensive Income of US $744,361, compared to other comprehensive income of US $1,792,188 for the three months ended June 30, 2011. This is primarily related to foreign currency translation between RMB and USD.

Impact of Inflation

We believe that inflation has had no significant effect on operations for the three months ended March 31, 2012. In the second quarter of 2012, the TCM market inflation was relatively in a stable condition.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. The income tax for the three months ended June 30, 2012 were US $280,281, a decrease of 51% compare to income tax of US $573,916 for the three months ended June 30, 2011. For the three months ended June 30, 2012, we accrued income taxes of US $886,957. For the three months ended June 30, 2011, we accrued income taxes of US $582,325.

Net Income

We had net income for the three months ended June 30, 2012 of US $832,843, a decrease of 51% compared to a net income for the three months ended June 30, 2011 of US $1,703,951. The decrease in our net income for the three months ended June 30, 2012 is attributable principally to an increased cost of operation, cost of good combined with the reduction in sales especially in the non-branded TCM raw products. However the company believes through advertisement, an increase in awareness, along with focus on branded product net income can be increased.

Liquidity and Capital Resources

At June 30, 2012, we had current assets of $16,754,118, current liabilities of $3,756,258, working capital of $12,997,860 and retained earnings of $11,270,206. For the six months ending June 30, 2012, we had net cash flows provided by operating activities of $469,489, and net cash flows provided by financing activities of $221,979. We had $930,343 cash on hand as of June 30, 2012.

Off-Balance Sheet Arrangements

For the three months ended June 30, 2012, we did not have any off-balance sheet arrangements.

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

CHINA HEALTH RESOURCE, INC.

Dated: August____ , 2012	By: /s/ Wang, Jiayin
Wang, Jiayin
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August____ , 2012	By: /s/ Liu, Weihai
Liu, Weihai
Chief Financial Officer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
X
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

