Form 10-Q
period 2012-09-30
CHINA HEALTH RESOURCE, INC.
filed 2012-11-19
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

x	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

¨	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

000-50029
(Commission file number)

CHINA HEALTH RESOURCE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	73-1629948
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

343 Sui Zhou Zhong Road
Suining, Sichuan Province, P.R. China	629000
(Address of principal executive offices)	(zip code)

+(86-825) 239-1788
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x    No    ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes    x    No    ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ¨    No    x

Indicate the number of shares of the Registrant’s ordinary stock outstanding as of the latest practicable date:

On November 12, 2012, 177,435,953 shares of the registrant's ordinary stock, par value $0.001 were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “CHRI,” and the “Company,” they refer to China Health Resource, Inc. and its subsidiaries. “SEC” refers to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

China Health Resource, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,171,103	$241,755
Accounts Receivable	6,115,835	5,386,455
Advances to suppliers	1,403,447	32,231
Prepayment for land usage	3,510,050	3,520,131
Deferred Inventory Cost	8,702,836	3,079,930
Inventory	1,959,271	1,276,462
TOTAL CURRENT ASSETS	22,862,542	13,536,964

FIXED ASSETS
Property, Plant, and Equipment	1,035,730	1,043,867
Accumulated Depreciation	(255,093)	(212,526)
TOTAL NET FIXED ASSETS	780,638	831,341

TOTAL ASSETS	$23,643,180	$14,368,305

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$3,402,437	$875,080
Other Payables	130,664	201,271
Due to Shareholder	376,457	376,457
Taxes Payable	883,945	21,200
Notes Payable	-	1,206,177
Short term loan payable	5,064,076	-
TOTAL CURRENT LIABILITIES	9,857,579	2,680,185

TOTAL LIABILITIES	9,857,579	2,680,185

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock Class A ( 500,000,000 shares authorized, 177,435,953 and 159,935,953 issued and outstanding, par value $0.001)	177,436	177,436
Preferred Stock (50,000,000 shares authorized, 0 issued and outstanding)	-	-
Additional paid in capital	1,736,497	1,728,539
Accumulated other comprehensive income	623,333	661,313
Retained earnings (deficit)	11,248,335	9,120,832
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	13,785,601	11,688,120

TOTAL LIABILITIES AND EQUITY	$23,643,180	$14,368,305

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Statement of Operations

	For the three month ended	For the three month ended	For the nine month ended	For the nine month ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUES
Sales	$4,397,402	$9,334,201	$19,657,963	$21,747,210
Cost of Sales	4,018,164	6,747,669	15,881,780	15,203,872
GROSS PROFIT	379,238	2,586,532	3,776,183	6,543,338

OPERATING EXPENSES
Selling, General, and Administrative	277,723	156,479	770,582	610,410
Interest Expense	128,009	9,969	157,752	28,834
TOTAL OPERATING EXPENSES	405,732	166,448	928,334	639,244

OPERATING INCOME (LOSS)	(26,494)	2,420,084	2,847,849	5,904,094

OTHER INCOME / (EXPENSES)
Other	-	(474)	(1)	(484)
TOTAL OTHER INCOME / (EXPENSE)	-	(474)	(1)	(484)

NET INCOME (LOSS) BEFORE TAXES	(26,494)	2,419,610	2,847,848	5,903,610

PROVISION (CREDIT) INCOME TAX	(4,623)	608,697	720,345	1,529,139

NET INCOME (LOSS)	$(21,871)	$1,810,913	$2,127,503	$4,374,471

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	34,515	163,461	(37,980)	303,555

COMPREHENSIVE INCOME (LOSS)	$12,644	$1,974,374	$2,089,523	$4,678,026

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	177,435,953	174,935,953	177,435,953	169,447,064
Fully diluted	177,435,953	174,935,953	177,435,953	169,447,064

NET INCOME (LOSS) PER COMMON SHARE
Basic	(0.00)	0.01	0.01	0.03
Fully diluted	(0.00)	0.01	0.01	0.03

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Statement of Equity (Deficit)

For the nine month ended September 30, 2012

									Accumulated
	Common Stock				Preferred Stock		Additional	Retained	Other
	Class A	par value	Class B	par value			Paid-in	Earnings	Comprehensive
	Shares	0.001	Shares	0.01	Shares	Amount	Capital	(Deficit)	Income	Total
Balances @ December 31, 2009	142,288,894	$142,289	-	$-	$-	$-	$1,145,832	$(557,914)	$157,143	$887,350

Issuance for CEO's appointment and bonus	17,647,059	$17,647					$120,353			138,000
Share-based compensation (option expenses)							$7,959			7,959
Net Income(Loss) for the period								$2,707,286		2,707,286
Other comprehensive income									$78,594	78,594
Balances @ December 31, 2010	159,935,953	159,936	-	-	-	-	1,274,144	2,149,372	235,737	3,819,189

Issuance for CEO's appointment and bonus										-
Conversion of consulting service fee	10,000,000	$10,000					$70,000			80,000
Issuance for CEO's performance bonus payable	6,000,000	$6,000					$294,000			300,000
Share-based compensation (option expenses)							$31,831			31,831
Shares issued to investment banking service	1,500,000	$1,500					$28,500			30,000
Contribution from shareholder's loan imputed interest							$30,063			30,063
Net Income(Loss) for the period								$6,971,460		6,971,460
Other comprehensive income									$425,576	425,576
Balances @ December 31, 2011	177,435,953	177,436	-	-	-	-	1,728,539	9,120,832	661,313	11,688,119

Share-based compensation (option expenses)							$7,958			7,958
Net Income(Loss) for the period								$2,127,503		2,127,503
Other comprehensive income									$(37,980)	(37,980)
Balances @ September 30, 2012	177,435,953	177,436	-	-	-	-	1,736,497	11,248,335	623,333	13,785,601

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,127,503	$4,374,471
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	43,224	36,645
Stock-based compensation	7,958	23,874
Accounts receivable	(745,650)	(2,026,942)
Employee Advances and Other Receivable	(1,372,825)	(173)
Prepayment for land usage and inventory	(5,637,977)	296,155
Inventory	(687,228)	(3,882,223)
Accounts payable and accrued liabilities	2,553,960	533,276
Other payable	(70,107)	75,953
Others	5,149	7,268
Tax payable	841,433	626,112
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,934,560)	64,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	(12,058)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(12,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short-term-note payable	5,069,675	-
Payments from short-term-note payable	(1,204,048)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,865,628

FOREIGN CURRENCY TRANSLATION	(1,719)	4,968

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	929,348	57,326

CASH AND CASH EQUIVALENTS:
Beginning of period	241,755	90,306
End of period	$1,171,103	$147,632

The accompanying notes are an integral part of these financial statements.

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

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

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

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

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

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

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

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

For the Nine Months Ended September 30, 2012 and 2011

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

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

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

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

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

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

3.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the period ended September 30, 2012 and 2011 are summarized as follows:

Cash paid during the nine-month period ended September 30, 2012 and 2011 for interest and income taxes:

	September 30, 2012	September 30, 2011
Income Taxes	$770,582	$926,344
Interest	$157,752	$28,834

4.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Accounts receivable as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31 , 2011
Accounts receivable, gross	$6,115,835	$5,386,455
Less: allowance for doubtful accounts	-	-
Account receivable, net	$6,115,835	$5,386,455

All Accounts receivables are aging within 30 days. No provision of bad debt was accrued as of year-end.

5.	ADVANCES TO SUPPLIERS

Due to the high demand of DAR product, the company advances money to third party suppliers to secure more DAR supply. These advances bear no interest and will be applied as the payment when purchases are received. The balance of advances to suppliers as of September 30, 2012 and December 31, 2011 are $1,403,447 and $32,231, respectively.

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

6.	PREPAYMENT FOR LAND USAGE

In November 2011, the company entered land usage agreement with 12 local village unions for future raw material DAR production. Prepayment for land usage as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
DAR production villages	$3,510,050	$3,520,131
Total	$3,510,050	$3,520,131

7.	DEFERRED INVENTORY COSTS

The deferred inventory costs represented prepayment to suppliers for future inventory delivery. As of September 30, 2012 and December 31, 2011, the balances of deferred inventory costs are $8,702,836 and $3,079,930 respectively. These costs will be transferred to inventories at the time of inventory delivery.

8.	INVENTORY

Inventories as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011

Raw Materials	$1,959,271	$1,276,462
Low Value Consumables	-	-
Total	$1,959,271	$1,276,462

As of September 30, 2012 and December 31, 2011, no provision for obsolete inventories was recorded by the Company. The large amount of raw material are due to more TCM business started, larger volume demand of DAR, and higher purchasing than previous year. The company has largely increased its inventory in current period to take advantage of the increasing market demand. Low value consumables are the materials for the process of finished goods. Due to the different outsourcing process adopted for the same period in 2011, the processing party is having all the materials and processing cost in its total fees. The finished goods, Bailing Capsules, had been changed to process by order due to the upgrade of the sales strategy.

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011

Property, Plant and Equipment	$1,035,730	$1,043,867
Less: accumulated depreciation	(255,093)	(212,526)
Property, Plant and Equipment, net	$780,638	$831,341

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
Accounts payable	$466,845	$824,824
Accrued liabilities	2,935,592	50,256
Total accounts payable and accrued liabilities	$3,402,437	$875,080

Accrued liabilities include accrued wage payable, accrued welfare payable, other taxes payable, and receipt in advance.

11.	OTHER PAYABLE

As of September 30, 2012 and December 31, 2011, notes payable consist of the following:

	September 30, 2012	December 31, 2011

Labor Union Fee	$10,009	$7,251
Pension Fund	17,754	51,699
Social Insurance	88,178	139,763
Risk Fund	158	159
Other	14,565	2,399
Total	$130,664	$201,271

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

12.	NOTES PAYABLE – CURRENT

As of September 30, 2012 and December 31, 2011, notes payable consist of the following:

	September 30, 2012	December 31, 2011
Secured bank loan to an unrelated party. Bearing 6.475% interest Principal payments due 07/12/2012	$-	$476,122
Secured bank loan to an unrelated party. Bearing 6.875% interest Principal payments due 10/12/2012	-	253,932
Non-secured note payable to a related party, bearing no interest Principal payments due 12/28/2012	-	476,123
Short-Term Loan (See Note 13)	-
Total	$-	$1,206,177

13.	SHORT TERM LOAN

As of September 30, 2012 and December 31, 2011, short term loan consist of the following:

Name	Due Date	Interest Rate	September 30, 2012	December 31, 2011
Zhang Rende (1)	07/15/2012	36%	$316,506	$-
SPD Bank (2)	09/18/2013	6.6%	1,582,523
SPD Bank (2)	08/16/2013	6.6%	1,582,523
SPD Bank (2)	07/12/2013	6.48%	1,582,524
Total			$5,064,076	$-

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

1)	The loan provided by Zhang Rende was guaranteed by the Suining Yinfa Construction Co., Ltd. And the lender also secured the loan with the Company’s subsidiary Suining Yinfa DAR Industry Co. Ltd’s intangible assets and net assets.

2)	The loans provided by Shanghai Pufa Development bank were guaranteed by the CEO-Mr. Wang Jiayin. And the lender also secured the loan with Company’s subsidiary Suining Yinfa DAR Industry Co. Ltd’s intangible assets and net assets.

14.	CONVERTIBLE DEBT

On July 1, 2010, the company issued a convertible note in amount of $80,000 for the consulting services rendered by a consultant. Pursuant to the agreement, the note bears 1% annual interest and convertible at $0.008 per share after September 1, 2010 per all outstanding principal amount and accrued interest and fees. In January, 2011, partial amount ($56,000) of convertible note was converted into 7,000,000 shares. The remaining balance of convertible debt was $24,000, which was converted into 3,000,000 shares on May 4, 2011. There was no balance of convertible debt as of September 30, 2012.

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the nine months ended September 30, 2012 and September 30, 2011.

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	September 30, 2012	September 30, 2011
Loss subject to U.S. operation	$(33,531)	$(212,947)
Income (loss) subject to PRC operation	2,881,379	6,116,557
Income (loss) before income taxes	$2,847,848	$5,903,610

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

For the nine-month period ended September 30, 2012, the U.S. operation had $33,531 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the nine-month period ended September 30, 2012 and September 30, 2011 is as follows:

	September 30, 2012	September 30, 2011

Income (loss) before income taxes	$2,881,379	$6,116,557
Statutory income tax rate	25%	25%
	720,345	1,529,139
Expenses not deductible for tax purposes:
- Provisions	-	-
Income tax expense	$720,345	$1,529,139

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	September 30, 2012	September 30, 2011

U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25

Total provision for income taxes	25%	25%

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of the nine-month period ended September 30, 2012 and September 30, 2011.

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

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

16.	MAJOR CUSTOMER/VENDOR AND CONCENTRATION

(a) Sale breakdown

For the nine-month period ended September 30, 2012, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

All customers are all non-related parties, mostly located in Sichuan province or southern China. The sole business relationship with Yinfa is to purchase raw DAR, other TCM, or Yishen Capsule. For the nine-months ended September 30, 2012, 38% of the total revenue is contributed by DAR, 31% of the total revenue is contributed by other TCM, and 32% of total revenue is contributed by Yishen Capsule.

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

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

i.	If the Company achieves $500,000 in net income for the three-month period ended September 30, 2010 as shown in the Company's financial statements contained in the Quarterly Report on Form 10-Q for such period, Mr. Wang will receive a bonus of $40,000 payable in shares of Common Stock valued at $0.02 per share.

ii.	If the Company achieves $1,000,000 in net income for the nine-month period ended December 31, 2010, Mr. Wang will receive a bonus of $100,000 payable in shares of Common Stock valued at $0.05 per share.

iii.	If the Company achieves $1,500,000 in net income for the nine-month period ended March 31, 2011, Mr. Wang will receive a bonus of $160,000 payable in shares of Common Stock valued at $0.08 per share.

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

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

(Expressed in USD)

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

Year ended December 31	Lease payment
2012	440,016
2013	1,765,346
2014	1,770,642
2015	1,775,954
2016	1,781,282
Total	7,533,240

For the nine months period ended September 30, 2012 and 2011, rental expense was $4, 203 and $Nil.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

COMPANY OVERVIEW

Overview

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

We were incorporated in the State of Delaware on February 26, 2002. In June and July 2002, we acquired approximately 99% of the outstanding shares of Voice Diary Ltd., an Israeli corporation (“VDL”), through an exchange of shares of the Company with shareholders of VDL. On June 13, 2006, we, as the acquirer, executed a Plan of Exchange with Yinfa (acquiree), the shareholders of Yinfa and the Company’s then majority shareholders, pursuant to which we issued 30,000,000 (pre-forward split) new shares of our Class A Common Stock to the Yinfa shareholders in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Regulation S thereunder, in exchange for all of their shares of registered capital of Yinfa. As a result, Yinfa became our wholly-owned subsidiary. Yinfa was founded on April 24, 2001, with registered capital of US $125,500 (RMB 1,000,000) and total assets of US $1,475,795. Yinfa’s business incorporates a self-owned production base and a network of DAR (as defined below) associates, farmers and research and development affiliates. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree. We disposed of VDL on August 22, 2006 pursuant to the agreement between the Company, VDL and Arie Hinkis, our former president. On May 21, 2007, we changed our name to China Health Resource, Inc. to more accurately reflect our business operations. In 2011, Yinfa had invested 95,223 USD (600,000 RMB) to establish an agricultural planting business entity called Suining Yinfa DAR Planting Co, Ltd. (“Yinfa DAR Planting”). Yinfa DAR Planting is in process of obtaining business approval and certificate from different government departments, and no business activity has occurred.

We are engaged in the production, manufacturing and distribution in China of herbal pharmaceuticals based on traditional Chinese medicine, which we refer to herein as Traditional Chinese Medicine, or TCM. We are based in the city of Suining, Sichuan Province, China and our operations are exclusively in China. Our subsidiary Yinfa is a Chinese pharmaceutical company focused on producing, processing and commercializing TCM products to pharmaceutical manufacturers and wholesale markets.

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

We obtained Good Agricultural Practice (“GAP”) certification for our DAR products and received the exclusive rights to the “Sichuan Angelica” certified trademark from the Chinese State Administration of Industry and Commerce through December 13, 2016.

Our Business

Our core business is herbal pharmaceuticals and supplements based upon TCM. Our subsidiary Yinfa is a Chinese pharmaceutical company focused on producing, processing and commercializing TCM products to pharmaceutical manufacturers and wholesale markets.  Our products include DAR, which is a popular herb employed extensively as an ingredient in food, medicine and cosmetics for the treatment of pain, swelling and pustule. Our products are developed through extensive research and development efforts to determine effective uses for the plants grown under our control and cultivated in areas where unique local climates and soil properties result in the finest quality.

In year 2006, we obtained GAP certification for DAR, in partnership with Sichuan Yinfa Resource Development Group Co. Ltd., (“Yinfa Resource”).  The standards which must be met to obtain GAP certification include the study of our environment quality including water, and soil samples, seed quality, use of pesticides and use of fertilizers. These standards were approved by the Chinese State Food and Drug Administration (the “SFDA”).  Our GAP farm production base includes approximately 133,334 square meters of experimental planting fields, and 1,333,340 square meters of contracted farm production bases, all of which passed inspection by the SFDA on February 26, 2006.  The GAP standards are inspected annually. The GAP certificate has been issued in name of our partner, Yinfa Resource.  Our exclusive GAP certification for DAR demonstrates the high quality standards of our DAR and DAR-related products.

In 2007, the Company achieved cooperation with the Sichuan Province Suining City DAR Association (“Association”) and received the exclusive rights to the “Sichuan Angelica” certified trademark from the Chinese State Administration of Industry and Commerce through December 13, 2016. As holder of the rights to the trademark, the Company is receives a management fee of 1RMB (or approximately US $0.14) per kilogram of DAR (including packaging fees) from any user of the trademark, of which 60% may be used by Yinfa for further development and investment of its DAR business and the remaining 40% is paid for related expenses.  In addition, the Company receives 100% of the revenue stream from the use of the DAR trademark through December 13, 2016 and 95% of the revenue stream thereafter. There are approximately 235 regional certification trademarks in China, including 65 for natural resources, of which over 20 are for natural herb resources. In addition to the DAR Association, in 2010, Yinfa received the exclusive license to use and manage the “Sichuan Angelica” trademark by the General Administration of Quality Supervision, Inspection and Quarantine of People’s Republic of China.

Currently, raw DAR in both its original root form and processed form (both sliced and powder) is one of our major products and it is sold to pharmaceutical manufacturers (80%) or wholesalers (20%). Our DAR-related product offerings also include Yisheng Capsule, which has been certified by the SFDA and sold to regional distributors throughout China to treat fatigue by improving blood circulation. It increases oxygen levels in regions of the body that do not get an adequate supply. Fatigue in the workplace costs $136B per year in health-related lost productivity according to a report in the Journal of Occupational and Environmental Medicine. (February 2012 - Volume 54 - Issue 2 - P231 - 258)

In addition, in 2011 the Company has added Rhizoma Gastrodia (“Gastrodia”) along with various other raw TCM products to the Company’s product offering. Gastrodia, along with various other raw TCM products are sold to pharmaceutical manufacturers (80%) or wholesalers (20%). With the expansion of TCM to markets in the United States and other countries, we expect to continue to identify unique TCM products of the highest quality to add to our markets.

The company’s TCM migraine medication called Toufeng Migraine tablet.  Results released in 2012 demonstrated an effective rate of 96.5% in clinical observations.  The new product was developed utilizing the company's proprietary DAR as one the key ingredients and, unlike most current treatments, it is not merely a pain killer and thus avoids the serious side effects and risk of dependency or addiction. The company is now moving forward with the approval process world-wide and is working to develop and expand commercialization through strategic partnerships.

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

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. We generally extend unsecured credit up to three months to our customers in the ordinary course of business and mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, such as aging of receivables, payment history, the customer's current creditworthiness, and the economic environment. When a specific account receivable balance is deemed uncollectible, a charge is taken to the statement of income. Recoveries of balances previously written off are reflected as income in the statement of income.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Foreign Currency Transaction

We maintain our books and accounting records in RMB, which is determined as the functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People’s Bank of China (“PBOC”) prevailing at the date of the transactions. Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB using the applicable exchange rates quoted by the PBOC at the balance sheet dates. Gain and losses resulting from foreign currency transactions are included in operations.

Our financial statements are translated into USD, which is our reporting currency. Assets and liabilities are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these financial statements are reflected as other comprehensive income in the statements of operations and accumulated other comprehensive income in the statements of changes in shareholders' equity.

The translation rates are as follows:

	September 30 2012	December 31 2011

Balance sheet items, except for equity accounts	RMB 6.3190 =$1	RMB 6.3009 =$1

	September 30	September 30
	2012	2011

Items in statements of income and cash flows for the nine months ended	RMB 6.3120 = $1	RMB 6.5013 =$1

Items in statements of income and cash flows for the three months ended	RMB 6.3209 = $1	RMB 6.4179 =$1

Recently Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Significant Factors Affecting Our Results of Operation

We believe that the following factors will continue to affect our financial performance:

Price Control of Drugs by PRC Government and SDRC

The State Development and Reform Commission of the PRC (“SDRC”) and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products. The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. All of our products except those under the protection periods are subject to such price controls and could affect our future revenue growth. However, due to the direct support of TCM by the Chinese government, China’s immense market, and our protected drugs, we are optimistic regarding our continuous growth potential for TCM in China.

Principal Components of Our Income Statement

Sales

Our sales are derived from sales of our products net of value-added taxes.  The most significant factors that affect our sales are shipment volume and average selling prices.  Our collection practices vary from customer to customer, they consist of (i) cash payment on delivery for small orders and new customer and (ii) credit for 30 days to 90 days to our established regular customers who have long term cooperative relationship.

Cost of sales

Our cost of sales primarily consists of direct material costs, and direct labor costs and manufacturing overhead costs. Direct material costs generally accounted for the majority of our cost of sales.

Gross Profit

Our gross profit of our TCM products is affected primarily by the cost of raw materials, which is defined with reference to the cost of DAR.  We are also able to price our TCM products based on the market price for materials plus mark-up, which is essentially our gross profit.

Operating expenses

Our operating expenses consist of selling, general and administrative expenses including research and development expenses.

Selling, General, and Administrative, Interest and other expenses

Our selling expenses include shipping expenses, salaries and traveling expenses for our sales personnel.  Our general and administrative expenses include administrative staff costs and other benefits, depreciation of office equipment, professional service fees, research and development expenditures and other miscellaneous expenses related to our administrative activities.

Our sales activities are conducted through direct selling by our internal sales staff.  Because of the strong demand for our products and continuing improvement on efficiency, it is not necessary for us to add sales forces to start to aggressively market and distribute our products. Our selling expenses have been relatively small as a percentage of our revenues.

With the anticipated expansion of business, we anticipate the absolute dollars of selling, and administrative expenses will increase. But comparing to the stronger growth of business, we estimate they will still account for a similar percentage against revenues to the present.

Other comprehensive income

Other comprehensive income reflects foreign currency translation adjustment according to our accounting policies.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Balance Sheet

Our total assets increased by US $6,094,772 for the three months month ending September 30, 2012 to US $23,643,180 from June 30, 2012 which were US $17,548,408. Total liabilities increased by US $ 6,101,321 to US $9,857,579 for the three months period ended September 30, 2012 from US $ 3,756,258 as of June 30, 2012. Those changes are principally due to an increase of cash and cash equivalents, accounts receivable, prepaid expenses, inventory, accounts payable, short term loan payable, taxes payable.

Balance Sheet	September 30, 2012	June 30, 2012
Total Assets	$23,643,180	$17,548,408
Total Liabilities	9,857,579	3,756,258
Net Assets	$13,785,601	$13,792,150

Results of Operations

The following table presents the unaudited consolidated results of operations of the Company for the three months ended September 30, 2012 as compared to the results of operations for the three months ended September 30, 2011.

	For the Three Months Ended September 30
	2012	2011

Revenue	$4,397,402	$9,334,201
Cost of Sales	4,019,164	6,747,669
Gross Profit	379,328	2,586,532
Selling, General, and Administrative	277,723	156,479
Interest Expenses	128,009	9,969
Total Operating Expenses	405,732	166,448
Operating Income(Loss)	(26,494)	2,420,084
Other Income(expenses)	-	(474)

Provision(Credit) Income Tax	(4,623)	608,697
Net Income (Loss)	(21,871)	1,810,913
Other Comprehensive Income	34,515	163,461

Total comprehensive income (Loss)	$12,644	$1,974,374

Revenues

Our revenues for the three months ended September 30, 2012 were US $ 4,397,402, a decrease of 52.9 % over revenues of US $9,334,201 for the three months ended September 30, 2011. The decrease in sales revenues was due primarily to the decrease in demand for non-branded raw products and the Yishen capsule. This reduction in sales is within a broader slowdown in demand for China’s TCM market. Management considers the long term trend remains intact but the softening of China’s market has had an effect in our sales. This softening in demand contributed to a significant reduction in the volume of sales in raw TCM herbs and Yinshen capsules. The company also faced in period an increase in competition of non-branded products and in particular for raw non-branded products. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices decreased due to the macro TCM market condition.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost. The cost of sales for the three months ended September 30, 2012 were US $ 4,018,164, representing a decrease of 40.4% over the cost of sales of US $ 6,747,669 for the three months ended September 30, 2011. The decreased costs of sales and comparatively lower gross profit rate for the three months ended September 30, 2012 were principally due to the decline in demand of products and increase in the price of other raw materials.

Gross profit for the three months ended September 30, 2012 decreased by approximately 85.3 % to US $ 379,329 from US $2,586,532 for the three months ended September 30, 2011. Gross profit margin for the three months ended September 30, 2012 was 8.6% compared to 27.7% for the three months ended September 30, 2011. The decrease in profit margin was mainly attributed to the reduction in the gross margin derived from the decline in demand of products and the increase in relative mix of sales of lower profit margin products.

Operating Expenses

The operating expenses for the three months ended September 30, 2012 were US $ 405,732, representing an increase of 143.72 % over operating expenses of US $ 166,468 for the three months ended September 30, 2011. The operating expenses included selling, general and administrative (“SG&A”) expense and interest cost. The SG&A expenses for the three months ended September 30, 2012 were US $ 277,723, representing an increase of 77.48% over SG&A expenses of US $156,479 for the three months ended September 30, 2011. And the interest costs for the three months ended September 30, 2012 were US $ 128,009, representing an increase of 11 times over interest costs of US $ 9,969 for the three months ended September 30, 2011. The increase of SG&A expenses for the recent quarter is primarily due to the increased competition in the market particularly in the non-branded products category; making operations relatively more expensive.

Other Comprehensive Income/Loss

For the three months ended September 30, 2012, we had a total other comprehensive income of US $ 34,515, compared to other comprehensive income of US $ 163,461 for the three months ended September 30, 2011. The change in total other comprehensive income (loss) was due primarily related to foreign currency translation between RMB and USD.

Impact of Inflation

We believe that inflation has had no significant effect on operations for the three months ended September 30, 2012. In the third quarter of 2012, the TCM market inflation was relatively in a stable condition.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. The credit for income tax for the three months ended September 30, 2012 were US $ (4,623), while income tax of for the three months ended September 30, 2011 were US $ 608,697.

Net Income/Loss

We had net loss for the three months ended September 30, 2012 of US $(21,871), while net income for the three months ended September 30, 2011 of were US $1,810,913. The decrease in our net income for the three months ended September 30, 2012 is attributable principally to an increased cost of operation, cost of good combined with the reduction in sales especially in the non-branded TCM raw products. However the company believes through advertisement, an increase in awareness, along with focus on branded product net income can be increased.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Balance Sheet

Our total assets increased by US $9,274,875 for the nine months month ending September 30, 2012 to US $23,643,180 from December 31, 2011 which were US $13,536,964. Total liabilities increased by US $7,177,394 to US $9,857,579 for the nine months period ended September 30, 2012 from US $2,680,185 as of December 31, 2011. Those changes are principally due to an increase of cash and cash equivalents, accounts receivable, prepaid expenses, inventory, accounts payable, notes payable, taxes payable.

Balance Sheet	September 30, 2012	December 31, 2011
Total Assets	$23,643,180	$14,368,305
Total Liabilities	9,857,579	2,680,185
Net Assets	$13,785,601	$11,688,120

Results of Operations

The following table presents the unaudited consolidated results of operations of the Company for the nine months ended September 30, 2012 as compared to the results of operations for the nine months ended September 30, 2011.

	For the Nine Months Ended September 30
	2012	2011

Revenue	$19,657,963	$21,747,210
Cost of Sales	15,881,780	15,203,872
Gross Profit	3,776,183	6,543,338
Selling, General, and Administrative	770,582	610,410
Interest expenses	157,752	28,834
Total Operating Expenses	928,334	639,224
Operating Income	2,874,849	5,904,094

Other Income(expenses)	(1)	(484)
Income Tax Expenses	720,345	1,529,139

Net Income (Loss)	2,127,503	4,373,471
Other Comprehensive Income(Loss)	(37,890)	303,555

Total comprehensive income (Loss)	$2,089,503	$4,678,026

Revenues

Our revenues for the nine months ended September 30, 2012 were US $ 19,657,963, a decrease of 10% over revenues of US $21,747,210 for the nine months ended September 30, 2011. The decrease in sales revenues was due primarily to the decrease in demand for non-branded raw products and including the Yishen capsule. This reduction in sales is within a broader slowdown in demand for China’s TCM market. Management considers the long term trend remains intact but the softening of China’s market has had an effect in our sales. This softening in demand contributed to a significant reduction in the volume of sales in raw TCM herbs and Yinshen capsules. The company also faced in period an increase in competition of non-branded products and in particular for raw non-branded products. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices decreased slightly due to the macro TCM market condition.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost. The cost of sales for the nine months ended September 30, 2012 were US $15,881,780, representing an increase of 4% over the cost of sales of US $15,203,872 for the nine months ended September 30, 2011. The increased costs of sales and comparatively lower gross profit rate for the nine months ended September 30, 2012 were principally due to the decline in selling price.

Gross profit for the nine months ended September 30, 2012 decreased by approximately 42% to US $3,776,183 from US $6,543,338 for the nine months ended September 30, 2011. Gross profit margin for the nine months ended September 30, 2012 was 19% compared to 30% for the nine months ended September 30, 2011. The decrease in profit margin was mainly attributed to the reduction in the gross margin derived from the decline in demand of products and the increase in relative mix of sales of lower profit margin products.

Operating Expenses

The operating expenses for the nine months ended September 30, 2012 were US $928,334, representing an increase of 45% over operating expenses of US $639,244 for the nine months ended September 30, 2011. The operating expenses included selling, general and administrative (“SG&A”) expense and interest cost. The SG&A expenses for the nine months ended September 30, 2012 were US $770,582, representing an increase of 26% over SG&A expenses of US $610,410 for the nine months ended September 30, 2011. And the interest costs for the nine months ended September 30, 2012 were US $157,752, representing an increase of 447% over interest costs of US $28,843 for the nine months ended September 30, 2011. The increase of SG&A expenses for the recent quarter is primarily due to the increased competition in the market particularly in the non-branded products category; making operations relatively more expensive.

Other Comprehensive Income/Loss

For the nine months ended September 30, 2012, we had a total other comprehensive loss of US $(37,980), compared to other comprehensive income of US $303,555 for the nine months ended September 30, 2011. The change in total other comprehensive income (loss) was due primarily related to foreign currency translation between RMB and USD.

Impact of Inflation

We believe that inflation has had no significant effect on operations for the nine months ended September 30, 2012. In the third quarter of 2012, the TCM market inflation was relatively in a stable condition.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. The income tax for the nine months ended September 30, 2012 were US $720,345, a decrease of 53% compare to income tax of US $1,529,139 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we accrued income taxes of US $720,345.

Net Income

We had net income for the nine months ended September 30, 2012 of US $2,127,503, a decrease of 51% compared to a net income for the nine months ended September 30, 2011 of US $4,374,471. The decrease in our net income for the nine months ended September 30, 2012 is attributable principally to an increased cost of operation, cost of good combined with the reduction in sales especially in the non-branded TCM raw products. However the company believes through advertisement, an increase in awareness, along with focus on branded product net income can be increased.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of September 30, 2012, we had cash and cash equivalents of $1,171,103, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements

	For the nine months ended
	September 30
	2012 Unaudited	2011 Audited
Net cash provided by operating activities	$(2,934,560)	$64,416
Net cash used in investing activities	-	(12,058)
Net cash provided by financing activities	3,865,628	-
Effect of foreign currency translation on cash and cash equivalents	(1,719)	4,968
Net increase (decrease) in cash and cash equivalent	$929,348	$57,326

Net cash flow from operating activities was US $(2,934,560) for the nine months ended September 30, 2012, compared to cash flow of US $64,416 from operating activities for the nine months ended September 30, 2011. This was due to a decrease of net profit of US $2,127,503 for the nine months ended September 30, 2012 from a net income of US $4,374,471 for the nine months ended September 30, 2011. Net expenditures for inventory were US $687,228 for the nine months ended September 30, 2012 compared to US $3,882,223 for the nine months ended September 30, 2011. There was an increase of US $1,281,292 in accounts receivable to US $(745,650) for the nine months ended September 30, 2012 from US $(2,026,942) for the nine months ended September 30, 2011. Accounts payable and accrued liabilities increased to US $2,553,960 for the nine months ended September 30, 2012 from US $533,276 for the nine months ended September 30, 2011. Taxes Payable increased to US $841,433 for the nine months ended September 30, 2012 from US $626,112 for the nine months ended September 30, 2011.

The was no net cash flow in investing activities for the nine months ended September 30, 2012, compared to net cash flow of US $ (12,058) from investing activities for the nine months ended September 30, 2011.

There was a cash inflow related to Financing Activities US $3,865,628 for the nine months ended September 30, 2012 compared to US $0 net cash flows used in financing activities for the nine months ended September 30, 2011.

Overall, we have funded our cash needs from inception through September 30, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $1,171,103 on hand for the nine months ended September 30, 2012, an increase of US $929,348 from the beginning of the year and attributable in substantial part to an increase in cash inflow. Currently, we have enough capital to fund our operations because we have a sizable accounts receivable to fund operations. A significant part of accounts receivable was paid off and our new accounts receivable has been added with new customers. The Company expects to receive these funds on time. But if accounts receivable cannot be collected timely, we may not be able to sustain our capital needs. Therefore, we will strengthen the management toward accounts receivable to quicken the collection of such accounts receivable.

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

Demand for our products and services will be dependent on, among other things, market acceptance of our products, the TCM in general and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recessionary periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We manage the processing and DAR distribution business to retail consumers and wholesale buyers. We plan to strengthen our position in these markets and to expand our operations through aggressively marketing our products and our concept.

As of September 30, 2012 and December 31, 2011, short term loan consist of the following:

Name	Due Date	Interest Rate	September 30, 2012	December 31, 2011
Zhang Rende	07/15/2012	36%	$316,506	$-
Shanghai Pudong Development Bank	07/12/2013	6.48%	1,582,524	-
Shanghai Pudong Development Bank	08/16/2013	6.6%	1,582,523	-
Shanghai Pudong Development Bank	09/18/2013	6.6%	1,582,523	-
Total			$5,064,076	$-

1)	The loan provided by Zhang Rende was guaranteed by the Suining Yinfa Construction Co., Ltd. And the lender also secured the loan with the Company’s subsidiary Suining Yinfa DAR Industry Co. Ltd’s intangible assets and net assets.
2)	The loan provided by Shanghai Pufa Development bank was guaranteed by the CEO-Mr. Wang Jiayin. And the lender also secured the loan with Company’s subsidiary Suining Yinfa DAR Industry Co. Ltd’s intangible assets and net assets.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (who is also our Chief Executive Officer) and principal financial officer (who is also our Chief Financial Officer), we conducted an evaluation of the effectiveness, as of September 30, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective due to the material weakness and significant deficiency in internal controls over financial reporting described below.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The material weakness and significant deficiency identified by our management as of September 30, 2012 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

Remediation Initiative

We previously began to provide U.S. GAAP training sessions to our accounting team and intend to increase the amount of training that each member of our accounting team receives. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our principal executive officer and principal financial officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101	Interactive Data Files (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Health Resource, Inc.

November 19, 2012	By: /s/ Jiayin Wang
Name: Jiayin Wang
Title: Chief Executive Officer and Director

China Health Resource, Inc.

November 19, 2012	By: /s/ Weihai Liu
Name: Weihai Liu
Title: Chief Financial Officer

