Form 10-K
period 2012-12-31
CHINA HEALTH RESOURCE, INC.
filed 2013-04-30
CIK 1173784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________.

Commission File No. 000-50029

CHINA HEALTH RESOURCE, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	73-1629948
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

343 Sui Zhou Zhong Road

Suining City, Sichuan Province, P.R. China  629000

(Address of Principal Executive Offices, including zip code)

+(86-825) 239-1788

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Ordinary stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes☐No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes☐No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes☒No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes☐No☒

As of December 31, 2012, there were 177,435,953 shares of the registrant’s Common Stock, par value $0.001, issued and outstanding, of which approximately 104,788,894 are held by non-affiliates of the registrant.  The aggregate market value of securities held by non-affiliates is approximately $1,173,636 as of April 12, 2013, based upon the registrant’s closing bid price as quoted on the OTC Bulletin Board on April 12, 2013, of $0.0112 per share.

Information related to our company, including certain reports filed with or furnished to the SEC, are available through our website (http://www.chinahealthresource.com).  We are not including any information on our website as part of, or incorporating it by reference into, our Form 10-K.

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission ("SEC"), and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1- Business and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

All references in this Form 10-K to the “Company,” “CHRI,” the “Registrant,” “we,” “us” or “our” are to China Health Resource, Inc., a Delaware corporation.  These terms also refer, where context requires, to our subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Yinfa” or” Yin Fa”), acquired in August 2006.  All references in this Form 10-K to the “PRC” are to the Peoples’ Republic of China.

PART I

Item 1.  Business.

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

In addition, in 2011, the Company has added Rhizoma Gastrodia (“Gastrodia”) along with various other raw TCM products to the Company’s product offering. Gastrodia, along with various other raw TCM products are sold to pharmaceutical manufacturers (80%) or wholesalers (20%).

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

Substantial markets.  As reported in Victoria of Australia State Government’s China Pharmaceutical Industry Report released in November 2010 by ChinaBio LLC, from 2001 to 2008, the Chinese pharmaceutical industry grew at a compounded annual growth rate (CAGR) of 20%. Both Morgan Stanley and WiCON predicted a sales increase of 16% in 2009. However, growth substantially exceeded expectations with sales increasing by 21.19%, along with output value and overall healthcare expenditures increasing by 21.02% and 11%, respectively. In 2010, WiCON predicts China’s drug sales to increase by RMB 20 billion. IMS expects that China will grow at a CAGR of 21.8% from 2008 – 2013, becoming the 3rd largest pharmaceutical market in the world by 2011 and the 2nd largest by 2020, growing to US$220 billion. As reported by China Medical News in 2008, the global trade volume of TCM increased from approximately $140 billion in 2006 to $154 billion in 2007, with the global export volume increasing from approximately $110 billion to $118 billion in the same period. (China Medical News, Vol. 23, p.2 Market Journal, 2008).  Additionally, as governments and world bodies, such as the World Health Organization, continue to accept TCM, the number of potential customers continues to grow, as shown by the increasing trade volume and exports. According to China News, as a result of the increasing wealth of China and an aging population, it is estimated that by 2015, China will be the second largest market in the world and the herbal medicine production value will exceed more than $887 billion. We believe that we are in a position to take advantage of the growing acceptance of TCM through the development of our products.

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

Develop Our Product Lines and Product Awareness. Brand awareness marketing will include the promotion and introduction to new markets of the current popular CHRI products such as Yisheng Capsule, Kimchee-Mate and Fragrant Bag and Rhizoma Gastrodia. We plan to have special trainers and presenters who can conduct promotional events and seminars to increase awareness of our products.

Seek Acquisitions of Complimentary Companies or Assets. We believe that there may be TCM or assets in China that would be complimentary with our current product offerings and which could fit well with our sales and marketing platform. We may seek to acquire such assets or other companies as a means to grow our revenue and profitability.

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

Employees

As of December 31, 2012, we had 230 full-time employees. There are 30 in the administration department, and 45 in the sales department, of which 34 have college undergraduate degrees. There are 5 university professors with doctorate degrees in research and development. All employees are working in our subsidiary located in China.

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

Research and Development

We enjoy relatively low research and development expenses as most TCM medicines are based on standardized formulas.  In 2008, SFDA promulgated a notice of registration of Chinese traditional medicine providing that TCM composed of classic prescriptions will be exempted from pharmacological and toxicological tests and studies.  The notice defined classic prescription and classic TCM formulas as those herbal remedies recorded in ancient Chinese medicine books from Qing Dynasty or earlier which are currently widely used. According to such notice, the production and manufacturing of TCM products are subject to non-clinical safety studies only and exempted from pharmacological and toxicological tests and studies. Thus, TCM products are entitled to obtain faster SFDA approval.  As such, we enjoy relatively low research and development expenses because most of our products are based on classic TCM formulas that are covered by this notice.

The research and development process includes qualitative research, preparation for production and other miscellaneous costs.

By January, 2011, our research and development has been subsidized by the Chengdu city government, through the Chengdu University of Traditional Chinese Medicine. The medical discoveries and products resulting from this research and development belong to Yinfa Resource, of which Yinfa contractually has the rights to use and profit from.

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

Leased Property

We have entered two (2) new leases for our warehouses. One warehouse is of approximately 800 square feet and locates at Shehong County Suining City, Sichuan Province, China with an approximate annual rent of $15,572. This lease became effective from February, 2013 for three (3) years term and will end in February 2016. The other warehouse is of approximately 500 square feet and locates at Pinghe Village, Shehong County, Suining City, Sichuan Province with an approximate annual rent of $6,488. This lease became effective from February, 2013 for three (3) years term and will end in February 2016.

We also leased our warehouse of approximately 2,600 square feet.  Under the lease for the year ending December 31, 2010, we pay approximately $2,079 per year.  We renew our lease on a year-to-year basis, automatically, unless notice is given by one of the parties. This lease was renewed automatically for 2011 and 2012 with no change in terms or rental amount. Under the renewed lease for the year ending December 31, 2012, we pay approximately $2,079 per year.

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

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Our Class A Common Stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “CHRI” since June 22, 2004.  The range of closing high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

FYE 2011	High	Low
1/1/11 – 3/31/11	$0.10	$0.04
4/1/11 – 6/30/11	$0.05	$0.02
7/1/11 – 9/30/11	$0.04	$0.01
10/1/11 – 12/31/11	$0.06	$0.02

FYE 2012	High	Low
1/1/12 – 3/31/12	$0.08	$0.02
4/1/12 – 6/30/12	$0.05	$0.02
7/1/12 – 9/30/12	$0.04	$0.01
10/1/12 – 12/31/12	$0.02	$0.01

Holders

As of April 10, 2013, there were approximately 4,962 holders of record of our Common Stock and 177,435,953 shares issued and outstanding.

Dividend Policy

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

Securities Authorized for Issuance Under Equity Compensation Plan

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Item 6.  Selected Financial Data.

Not required.

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

COMPANY OVERVIEW

General

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

The translation rates are as follows:

	December 31 2012	December 31 2011

Year-end RMB:USD Exchange Rate	RMB 6.3011 =$1	RMB 6.3009 =$1

Average RMB:USD Exchange Rate	RMB 6.3057 = $1	RMB 6.4614 =$1

Recently Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012.  For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

RESULTS OF OPERATIONS

Results of Operations for the years ended December 31, 2012 and 2011

The following table presents the consolidated results of operations of the Company for the year ended December 31, 2012 as compared to the results of operations for the year ended December 31, 2011.

	For the Year Ended December 31
	2012	2011

Revenue	$22,927,862	$34,338,974
Cost of Sales	19,427,125	24,056,723
Gross Profit	3,500,737	10,282,251
Selling, General, and Administrative	966,503	808,148
Interest Expenses	270,752	75,630
Total Operating Expenses	1,237,255	883,778
Operating Income(Loss)	2,263,482	9,398,473
Other Income(expenses)	(8)	(497)
Provision(Credit) Income Tax	578,906	2,426,516
Net Income (Loss)	1,684,568	6,971,460
Other Comprehensive Income	892	425,576

Total comprehensive income (Loss)	$1,685,460	7,397,037

Highlights

Our total assets at December 31, 2012 were US $25,831,204 compared to December 31, 2011 were US $14,368,305, principally due to an increase in the trade accounts receivable and prepayment for inventory and an increase in inventory level. Total liabilities increased to US $12,449,666 at December 31, 2012 from US $2,680,185 at December 31, 2011, principally due to an increase in the other payable and an increase in notes payable.

Revenues

Our revenues for the year ended December 31, 2012 were US $22,927,862, a decrease of 33% over revenues of US $34,338,974 for the year ended December 31, 2011. The decrease in sales revenues was due primarily to the decrease in demand for non-branded raw products and the Yishen capsule. This reduction in sales is within a broader slowdown in demand for China’s TCM market. Management considers the long term trend remains intact but the softening of China’s market has had an effect in our sales. This softening in demand contributed to a significant reduction in the volume of sales in raw TCM herbs and Yinshen capsules. The company also faced in period an increase in competition of non-branded products and in particular for raw non-branded products. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices decreased due to the macro TCM market condition.

Cost of Sales; Gross Profit

Cost of sales includes expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor costs. Our cost of sales for the year ended December 31, 2012 was US $19,427,125, or approximately 85% of revenues, compared to US $24,056,723, or approximately 70% of revenues, for the year ended December 31, 2011. The decreased costs of sales and comparatively lower gross profit rate were principally due to the decline in demand of products and increase in the price of other raw materials.

Gross profit for the year ended December 31, 2012 decreased by approximately 66% to US $3,500,737 from US $10,282,251 for the year ended December 31, 2011. The decrease in profit margin was mainly attributed to the reduction in the gross margin derived from the decline in demand of products and the increase in relative mix of sales of lower profit margin products.

Operating Expenses

Operating expenses for the year ended December 31, 2012 increased by 40% to US $1,237,255 from US $883,778 for the year ended December 31, 2011. The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses. SG&A increased overall to US $966,503 for 2012 compared to US $808,148 for 2011. The increase is primarily due to an increase in wages, welfares and consulting fees in 2012.

Other Income/Expense

We recorded other expenses of US $8 attributable to the refund of rental of store. Interest expense for 2012 was US $270,752 compared to US $75,630 in 2011.

Other Comprehensive Income/Loss

For the year ended December 31, 2012, we had a total other comprehensive income of US $ 892, compared to other comprehensive income of US $ 425,576 for the year ended December 30, 2011. The change in total other comprehensive income (loss) was due primarily related to foreign currency translation between RMB and USD.

 Impact of Inflation

We believe that inflation has had a negligible effect on operations during 2012. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China. In the year of 2012, the TCM market inflation was relatively in a stable condition.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. As of December 31, 2012, we accrued income taxes of US $578,906. As of December 31, 2011, we accrued income taxes of US $2,426,516.

Net Income

We had net income for the year ended December 31, 2012 of US $1,684,568, or US $0.01 per share of Common Stock, compared to a net income for the year ended December 31, 2011 of US$6,971,460. Comprehensive income for the year ended December 31, 2012 was US $1,685,460, a 77% decrease from a comprehensive income of US $7,397,037 for the year ended December 31, 2011. The decrease in our net income for the year ended December 31, 2012 is attributable principally to an increased cost of operation, cost of good combined with the reduction in sales especially in the non-branded TCM raw products. However the company believes through advertisement, an increase in awareness, along with focus on branded product net income can be increased.

We are working to strengthen our internal management processes and to grow our sales revenues by expanding our product line, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Cash flows used in operating activities were US $3,130,193 during the year ended December 31, 2012, compared to cash flows of US $92,251 used in operating activities during the year ended December 31, 2011. Increase in cash flows from operations in 2012 were due primarily to an reduction of notes payable for stock based compensation and increase of accounts receivable, prepaid expenses, decrease of accounts payable, and notes payable.

Cash flows used in investing activities was US $3,850 for the year ended December 31, 2012, compared to $12,133 for the year ended December 31, 2011. Cash flows used in investing activities during 2012 was due to the new equity investment and purchases of property, plant and equipment.

Cash flows provided by financing activities for the year ended December 31, 2012 was US $4,186,673 compare to US $247,624 for the year ended December 31, 2011. The increase in cash flows from financing activities was due to the increase in borrowing and loans.

In July, 2011, the Company subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si (“Yinfa”), entered into an unsecured long-term loan agreement with unrelated party Wang Lijun (Wang Lijun Loan). Wang Lijun Loan provides the amount of for 2,000,000 RMB, ($317,405 USD) for a term from July 1, 2011 to May 13, 2014 at fixed annual interest rate of 24%, with interest is payable monthly.

In July, 2012, the Company subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si (“Yinfa”), entered into a short-term loan agreement with Shanghai Pudong Development Bank (“Bank Loan”). The Bank Loan provides the amount of for 10,000,000 RMB, ($1,587,024USD) for a term from July 13, 2012 to July 12, 2013 at a fixed annual interest rate of 6.48%, with interest is payable monthly. As part of this transaction, the Company entered into a bank loan security agreement (“Bank Collateral Agreement”) which provide for the collateralization of its office building located at ground floor, the 2nd floor and the 3 rd floor of the Estate Management Building of Yinhejiayuan (address: No. 188 Xishan Road, Suining. A second short-term loan under the same collateral agreements was executed in August of 2012 10,000,000 RMB, ($1,587,024USD) bearing 6.6% interest with a term of August 17, 2012 to August 16, 2013. A third short-term loan under the same collateral agreements was executed in September of 2012 10,000,000 RMB, ($1,587,024 USD) bearing 6.6% interest with a term of September 19, 2012 to September 18, 2013.

In October, 2012, the Company subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si (“Yinfa”), entered into an unsecured short-term loan agreement with unrelated party Wang Li (Wang Li Loan). Wang Li Loan provides the amount of for 2,000,000 RMB, ($317,405 USD) for a term from October 1, 2012 to September 30, 2013 at fixed annual interest rate of 24%, with interest is payable monthly.

Overall, we have funded our cash needs from inception through December 31, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $ 1,295,149 on hand as of December 31, 2012, an increase of US $1,053,394 from the beginning of the year and attributable in substantial to an increase in cash inflow. Currently, we have enough cash to fund our operations for about nine (9) months. This is based on current cash flows from financing activities and projected revenues. If the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately US $1,587,024 to sustain operations through year 2013 and each year thereafter.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012, we did not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to respond to this item.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and notes thereto are included at the end of Part IV of this annual report, beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2012, our controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting.

This is due to the fact that we lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries. Our internal audit function is significantly deficient due to insufficient qualified resources and appropriate systems to perform such function. Therefore, the ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

Also, we are integrating the financial resources of several businesses in our new corporate structure. The relatively small number of professionals we employ in bookkeeping and accounting functions prevents us from appropriately segregating duties within our internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Based on the control deficiencies identified above, we intend to design and plan to implement, specific remediation initiatives which include:

•	Evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

•	Engaging an outside, independent internal controls consultant to assist us in addressing the aforementioned deficiencies and generally provide guidance on proper US accounting practices.

•	Increasing our accounting and financing personnel resources, by retaining more US GAAP knowledgeable financial professionals.

These remedial measures may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) we may fail to meet future reporting obligations on a timely basis, (ii) our consolidated financial statements may contain material misstatements, (iii) we may be required to restate prior period financial results, (iv) we may be subject to litigation and/or regulatory proceedings, and (v) our business and operating results may be harmed.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting includes policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or our board of directors; and

3)	Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“Treadway”).

Based on this evaluation, our management concluded that as of December 31, 2012, our controls and procedures were not effective due to the significant deficiencies in our internal controls over financial reporting discussed above.

Inherent Limitations over Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and the paragraphs following sets forth the name, age and position of our executive officers and directors.

NAME	AGE	POSITION
Jiayin Wang	61	Chief Executive Officer, President, and Director (Principal Executive Officer)

Weihai Liu	42	Chief Financial Officer (Principal Financial Officer)

Bing Wang	44	Independent Director

Ping Gao	47	Independent Director

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

Director Independence

Currently Mr. Bing Wang and Ping Gao are our independent directors within the meaning of applicable Nasdaq Listing Rules and the rules promulgated by the SEC.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in the year ended December 31, 2012, our officers, directors and ten percent shareholders are in compliance with Section 16(a).

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

For the period December 31, 2011 through December 31, 2012, all compensation decisions were made by our board of directors.  The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business.  We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.  We intend to establish a compensation committee and future decisions regarding executive compensation will be the responsibility of that committee.

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

Executive Officers Compensation Table —Years Ended December 31, 2012, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer as of the end of fiscal 2012 and the two most highly compensated executive officers as of the end of fiscal 2012. We refer to these executive officers as our “Named Executive Officers.”

Name and Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)		Total Compensation ($)
Jiayin Wang (1)	2012	$-	-	$		$77,332	-	-		$-	$77,3322
Principal	2011	$-	-		$-	$77,332	-	-		$-	$77,332
Executive Officer,	2010	$-	$138,000		$140,000	$19,333	-	-		$-	$297,333
President and Director

Weihai Liu (2)	2012	$-							$		$0
Principal Financial	2011	$-	-		-	-	-	-		$-	$0
Officer	2010	$-	-		-	-	-	-		$-	$0

Jiang Chen (3)	2012	$-	$-		$-	-	-	-		$-	$-
Former Principal	2011	$-	$-		$-	-	-	-		$-	$-
Executive Officer	2010	$-	$-		$-	-	-	-		$-	$-
and Director

Yi Zhou (4)	2012	$-	$-		$-	-	-	-		$-	$-
Former Principal	2011	$-	$-		$-	-	-	-		$-	$-
Financial Officer	2010	$11,710	$-		$-	-	-	-		$-	$11,710
and Director

(1) Mr. Jiayin Wang’s employment with the Corporation as President commenced in October 20, 2008, and his employment as Principal Executive Officer commenced August 20, 2010.

(2) Mr. Weihai Liu employment with the Corporation as Principal Financial Officer commenced in September 29, 2010.

(3) Mr. Jiang Chen’s employment with the Corporation terminated in August, 2010.

(4) Ms. Yi Zhou’s employment with the Corporation terminated in September, 2010.

Summary of Executive Compensation

Jiayin Wang.   Mr. Jiayin Wang served as President and director of the Board under a 3 year term beginning in 2008. Mr. Wang was to receive a an annual salary of RMB 200,000, or approximately U.S.$29,851 for the fiscal year 2010, based upon the closing foreign exchange rate published by Bloomberg on March 25, 2010 of U.S.$1.00 = RMB 6.5615 (the “RMB Rate”).  Mr. Wang elected to forego his salary for 2010, 2011 and 2012. On August 20, 2010, Mr. Wang accepted the Corporation’s offer regarding his employment with the Corporation as its Chief Executive Officer. His position as Chief Executive Officer offers no salary, although he was granted a signing bonus of U.S. $50,000 payable in shares of the Company's Common Stock based on a price per share of $0.00782, the average of the closing prices of the Common Stock as quoted on the OTC Bulletin Board for the five (5) trading days ending on such date. Mr. Wang received 6,393,862 shares of Common Stock as a signing bonus which shares are not registered under the U.S. Securities Act of 1933, as amended (the "1933 Act"). On August 20, 2010, Mr. Wang also received a past performance bonus in the amount of U.S. $88,000 payable in shares of Common Stock (shares not registered under the 1933 Act) based on a price per share of $0.00782, the average of the closing prices of the Common Stock as quoted on the OTC Bulletin Board for the five (5) trading days ending on such date. Mr. Wang received 11,253,197 shares of Common Stock that are not registered under the 1933 Act under this bonus. Mr. Wang was also offered stock options to purchase up to six million (6,000,000) shares of common stock at a price of $.02 per share vesting over 18 months in equal monthly installments pursuant to a Stock Option Agreement with the Company which is granted pursuant to the company’s 2009 Omnibus Incentive Plan and have a grant date of August 20, 2010.

Weihai Liu. On September 29, 2010, Mr. Liu accepted the Corporation’s offer regarding his employment with the Corporation as its Chief Financial Officer. Mr. Liu was to receive an annual salary of RMB 80,000, (approximately U.S. $11,941). Mr. Liu elected to forego this salary for 2010, 2011 and 2012.

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

Compensation of Directors

For the year ended December 31, 2012, no cash compensation was paid, and no equity grants were made, to the Corporation’s directors.  Mr. Jiayin Wang's compensation as an executive officer of the Corporation is disclosed under "Executive Compensation - Summary Compensation Table."  Usually, the Board reviews the level of compensation it receives for its service every year.  The Board may take action at any time to amend the amount or type of compensation it receives.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2013, for:

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

There are no shares of common stock as to which any person has the right to acquire beneficial ownership within 60 days after April 30, 2013 through the exercise of any stock option, warrant or other right. The percentage ownership is based on 177,435,953 shares of common stock outstanding as of April 30, 2013.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned (1)
5% or greater shareholders
Common Stock, Lei Guo (2), No. 188 Xishan Road, Chuanshan District, Suining City, Sichuan Province, the People’s Republic of China	43,000,000	(2)	24.2%

Jiayin Wang	72,647,059		40.9%

Officers and Directors (other than Mr. Jiayin Wang, whose share ownership is referenced under the heading 5% of greater shareholders)
Weihai Liu	0		0

Bing Wang	0		0

Ping Gao	0		0

Jiang Chen	0		0

Yi Zhou	0		0

Gewei Wang	0		0

All officers and directors as a group (5 persons)	72,647,059		40.9%

1)	This percentage is a fraction with its denominator as 177,435,953 shares of the Corporation’s Common Stock.

2)	Lei Guo (the “Trustee”) is the trustee, on behalf of Sichuan Yinfa Resource Development Co., Ltd., a PRC company (“Yinfa Resource”). This amount includes the 43,000,000 shares of common stock issued and held by Mr. Lei Guo, as Trustee, on behalf of Sichuan Yinfa Resource Development Co., Ltd. Yinfa Resource, as Trustor, retains sole dispositive and voting control over the subject shares. Mr. Jiayin Wang is the controlling stockholder and founder of YinFa Resource and, consequently, is the indirect beneficial owner of the shares of common stock held by the Trustee.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	28,000,000	(1)	0	28,000,000

Equity compensation plans not approved by security holders	0		0	0

Total	28,000,000		0	28,000,000

(1) Pursuant to the Employment Agreement with Mr. Jiayin Wang, options to acquire stock at $.02 per share vested in 2010 for 3 months at 33,333.33 shares per month. Mr. Wang has not exercised these vested options as of March 29, 2013.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions or proposed transactions in which we or any of our subsidiaries was or is to be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average total assets of the Company at year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of Common Stock, or any member of the immediate family of any of the foregoing persons, had, has or will have any direct or indirect material interest, except as follows:

Mr. Jianyin Wang is the controlling shareholder of Sichuan Yinfa Resource and the President and Director of the Company. Mr. Wang loaned the Company RMB 3,000,000 (approximately $ US $451,467) on December 27, 2010 through an unsecured promissory note payable on December 26, 2012 which note has been extended to December 26, 2013 as set forth in Section 7 hereof.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us for professional services rendered by Lake & Associates CPA’s LLC, our independent auditor, for the audit of our financial statements for the years ended December 31, 2012 and December 31, 2010.

	2012	2011

Audit Fees	$47,000	$47,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Audit and Audit-Related Fees	$47,000	$47,000

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following financial statements of the Company are included following the signature page, commencing on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – as of December 31, 2012 and 2011

Consolidated Statement of Operations – For years ended December 31, 2012 and 2011

Consolidated Statement of Cash Flows – For years ended December 31, 2012 and 2011

Consolidated Statement of Equity (Deficit) – For years ended December 31, 2012 and 2011

Notes to Audited Financial Statements

(b) Exhibits:  The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Health Resource Inc.

We have audited the accompanying consolidated balance sheets of China Health Resource Inc. and Subsidiaries (a Delaware corporation) as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Resource Inc. and Subsidiaries. (a Delaware corporation). as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC
Schaumburg, Illinois
April 25, 2013

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847-524-0800

Fax: 847-524-1655

China Health Resource, Inc. and Subsidiaries

Audited Consolidated Balance Sheets

As of December 31, 2012 and December 31, 2011

(Expressed in USD)

	12/31/2012	12/31/2011

ASSETS

Current Assets
Cash and Cash Equivalents	$1,295,149	$241,755
Accounts Receivable	6,036,252	5,386,455
Advance to Suppliers	4,291,635	32,231
Prepayment For Land Usage	3,520,020	3,520,131
Deferred Inventory Cost	8,253,292	3,079,930
Inventory	1,648,759	1,276,462
Total Current Assets	25,045,107	13,536,964

Fixed Assets
Property, Plant and Equipment, Net	786,097	831,341
Total Assets	$25,831,204	$14,368,305

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$5,665,986	$875,080
Other Payable	326,781	201,271
Due to Shareholder	376,457	376,457
Taxes Payable	684,559	21,200
Notes Payable	-	1,206,177
Short-Term Loan Payable	5,395,883	-
Total Current Liabilities	$12,449,666	$2,680,185

Total Liabilities	$12,449,666	$2,680,185

STOCKHOLDERS' EQUITY

Common Stock Class A (500,000,000 shares authorized, 177,435,953 shares issued and outstanding, par value US$0.001) at December 31, 2012 and December 31, 2011.	$177,436	$177,436
Preferred Stock (50,000,000 shares authorized , 0 issued and outstanding)	-	-
Additional Paid in Capital	1,736,497	1,728,539
Retained Earnings	662,205	9,120,832
Accumulated Other Comprehensive Income	10,805,400	661,313
Total Stockholders’ Equity	13,381,538	11,688,120

Total Liabilities & Stockholders’ Equity	$25,831,204	$14,368,305

China Health Resource, Inc. and Subsidiaries

Audited Consolidated Statements of Operations

For the Year ended December, 2012 and 2011

(Expressed in USD)

	For the year ended	For the year ended
	12/31/2012	12/31/2011
REVENUES
Sales	$22,927,862	$34,338,974
Cost of Sales	19,427,125	24,056,723
Gross Profit	3,500,737	10,282,251

Operating Expenses
Selling, General and Administrative Expense	966,503	808,148
Interest Expense	270,752	75,630
Total Operating Expenses	1,237,255	883,778
Operating Income	2,263,482	9,398,473

OTHER INCOME / (EXPENSES)
Other Expense	(8)	(497)
Total Other Income/(Expense)	(8)	(497)

Net Income (Loss) Before Taxes	2,263,474	9,397,976

Provision( Credit) Income Tax	578,906	2,426,516

Net Income (Loss)	1,684,568	6,971,460

Other Comprehensive Income (Loss)
Foreign Currency Translation (Loss) & Gain
	892	425,576
Comprehensive Income (Loss)	$1,685,460	$7,397,036

Weighted Average Common Shares Outstanding
Basic	177,435,953	171,327,620
Fully diluted	177,435,953	171,327,620

Net Gain(Loss) Per Common Share
Basic	$0.01	$0.04
Fully diluted	$0.01	$0.04

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries

Audited Consolidated Statements of Cash Flows

For the Year ended December, 2012 and 2011

(Expressed in USD)

	For the year ended
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,684,568	$6,971,460
Adjusted to reconcile net income to net cash used in operating activities
Depreciation	41,303	39,227
Stock-based compensation	7,958	31,832
Contribution from shareholder's loan imputed interest		30,063
Common stocks to investment banking service		30,000
Accounts Receivable	(649,492)	(3,044,523)
Employee Advance and Other Receivable	(4,256,282)	(30,927)
Prepayment for land usage	(5,169,667)	(3,920,957)
Inventory	(372,065)	(574,740)
Accounts Payable and Accrued Liabilities	4,811,248	237,797
Other Payable	125,424	82,997
Others	7,731	10,839
Tax Payable	639,081	44,681
Net Cash Provided by (used in) Operating Activities	(3,130,193)	(92,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(3,850)	(12,133)
Net Cash Provided by (used in) Investing Activities	(3,850)	(12,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed on short-term Loan Payable	6,502,030	711,920
Payment From short-term Notes payment	(2,315,357)	(464,296)
Net Cash Provided by Financing Activities	4,186,673	247,624

Foreign Currency Translation	764	8,209
Net Increase (Decrease)in Cash and Equivalents	1,053,394	151,449

CASH AND CASH EQUIVALENTS:
Beginning of period	241,755	90,306
End of period	$1,296,516	$241,755

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries

Audited Consolidated Statements of Equity

For the Year ended December, 2012 and 2011

(Expressed in USD)

									Accumulated
	Common Stock				Preferred Stock		Additional	Retained	Other
	Class A Shares	par value 0.001	Class B Shares	par value 0.01	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Income	Total
Balance at January 1, 2010	142,288,894	$142,289	-	-	-	-	$1,145,832	$(557,914)	$157,143	$887,350
Issuance for CEO's appointment and bonus	17,647,059	17,647					120,353			138,000
Share-based compensation (option expenses)							7,959			7,959
Net Income (Loss) for the period								2,707,286		2,707,286
Other comprehensive income									78,594	78,594
Balance at December 31, 2010	159,935,953	$159,936	-	-	-	-	$1,274,144	$2,149,372	$235,737	$3,819,189

Balance at January 1, 2011	159,935,953	$159,936	-	-	-	-	$1,274,144	$2,149,372	$235,737	$3,819,189
Issuance for CEO's appointment and bonus										-
Conversion of consulting service fee	10,000,000	10,000					70,000			80,000
Issuance for CEO's performance bonus payable	6,000,000	6,000					294,000			300,000
Share-based compensation (option expenses)							31,831			31,831
Shares issued to investment banking service	1,500,000	1,500					28,500			30,000
Contribution from shareholder's loan imputed interest							30,063			30,063
Net Income (Loss) for the period								6,971,460		6,971,460
Other comprehensive income									425,576	425,576
Balance at December 31, 2011	177,435,953	$177,436	-	-	-	-	$1,728,539	$9,120,832	$661,313	$11,688,120

Balance at January 1, 2012	177,435,953	$177,436	-	-	-	-	$1,728,539	$9,120,832	$661,313	$11,688,120
Share-based compensation (option expenses)							7,958			7,958
Net Income(Loss) for the period								1,684,568		1,684,568
Other comprehensive income									892	892
Balance at December 31, 2012	177,435,953	$177,436	-	-	-	-	$1,736,497	$10,805,400	$662,205	$13,381,538

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Year ended December, 2012 and 2011

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

For the Year ended December, 2012 and 2011

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

For the Year ended December, 2012 and 2011

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

For the Year ended December, 2012 and 2011

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

For the Year ended December, 2012 and 2011

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

For the Year ended December, 2012 and 2011

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

For the Year ended December, 2012 and 2011

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Year ended December, 2012 and 2011

(Expressed in USD)

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010 in ASU No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, FASB issued ASU 2012-04, Technical Corrections and Improvements in ASU No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material to the Company.

3.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the year ended December 31, 2012 and 2011 are summarized as follows:

Cash paid during the year ended December 31, 2012 and 2011 for interest and income taxes:

	December 31, 2012	December 31, 2011
Income Taxes	$578,906	$2,426,516
Interest	$270,752	$75,630

4.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Accounts receivable as of December 31, 2012 and December 31, 2011 consist of the following:

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Year ended December, 2012 and 2011

(Expressed in USD)

	December 31, 2012	December 31 , 2011
Accounts receivable, gross	$6,036,252	$5,386,455
Less: allowance for doubtful accounts	-	-
Account receivable, net	$6,036,252	$5,386,455

All Accounts receivables are aging within 30 days. No provision of bad debt was accrued as of year-end.

5.	ADVANCES TO SUPPLIERS

Due to the high demand of DAR product, the company advances money to third party suppliers to secure more DAR supply. These advances bear no interest and will be applied as the payment when purchases are received. The balance of advances to suppliers as of December 31, 2012 and December 31, 2011 are $4,291,635 and $32,231, respectively.

6.	PREPAYMENT FOR LAND USAGE

In November 2011, the company entered land usage agreement with 12 local village unions for future raw material DAR production. The Company and the villages have agreed that the rent will be recorded when the land is used for raw DAR planting and production. Due to the slowdown of TCM market in 2012, the raw DAR planting and production described in the agreement was postponed for another year. Prepayment for land usage as of December 31, 2012 and December 31, 2011 consist of the following:

	December 31, 2012	December 31, 2011
DAR production villages	$3,520,020	$3,520,131
Total	$3,520,020	$3,520,131

7.	DEFERRED INVENTORY COSTS

The deferred inventory costs represented prepayment to suppliers for future inventory delivery. As of December 31, 2012 and December 31, 2011, the balances of deferred inventory costs are $8,253,292 and $3,079,930 respectively. These costs will be transferred to inventories at the time of inventory delivery.

8.	INVENTORY

Inventories as of December 31, 2012 and December 31, 2011 consist of the following:

	December 31, 2012	December 31, 2011

Raw Materials	$1,648,759	$1,276,462
Low Value Consumables	-	-
Finished Goods	$1,648,759	$1,276,462

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Year ended December, 2012 and 2011

(Expressed in USD)

As of December 31, 2012 and December 31, 2011, no provision for obsolete inventories was recorded by the Company. The large amount of raw material are due to more TCM business started, larger volume demand of DAR, and higher purchasing than previous year. The company has largely increased its inventory in current period to take advantage of the increasing market demand. Low value consumables are the materials for the process of finished goods. Due to the different outsourcing process adopted for the same period in 2011, the processing party is having all the materials and processing cost in its total fees. The finished goods, Bailing Capsules, had been changed to process by order due to the upgrade of the sales strategy.

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of December 31, 2012 and December 31, 2011 consists of the following:

	December 31, 2012	December 31, 2011

Property, Plant and Equipment	$1,039,950	$1,043,867
Less: accumulated depreciation	(253,853)	(212,526)
Property, Plant and Equipment, net	$786,097	$831,341

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2012 and December 31, 2011 consist of the following:

	December 31, 2012	December 31, 2011
Accounts payable	$2,984,811	$824,824
Accrued liabilities	2,681,175	50,256
Total accounts payable and accrued liabilities	$5,665,986	$875,080

Accrued liabilities include accrued wage payable, accrued welfare payable, other taxes payable, and receipt in advance.

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Year ended December, 2012 and 2011

(Expressed in USD)

11.	OTHER PAYABLE

As of December 31, 2012 and December 31, 2011, other payable consist of the following:

	December 31, 2012	December 31, 2011

Labor Union Fee	$10,907	$7,251
Pension Fund	28,337	51,699
Social Insurance	90,175	139,763
Risk Fund	159	159
Other	197,203	2,399
Total	$326,781	$201,271

12.	NOTES PAYABLE – CURRENT

As of December 31, 2012 and December 31, 2011, notes payable consist of the following:

	December 31, 2012	December 31, 2011
Secured bank loan to an unrelated party. Bearing 6.475% interest Principal payments due 07/12/2012	$-	$476,122
Secured bank loan to an unrelated party. Bearing 6.875% interest Principal payments due 10/12/2012	-	253,932
Non-secured note payable to a related party, bearing no interest Principal payments due 12/28/2012	-	476,123
Short-Term Loan (See Note 13)	5,395,883
Total	$5,395,883	$1,206,177

13.	SHORT TERM LOAN

As of December 31, 2012 and December 31, 2011, short term loan consist of the following:

Name	Due Date	Interest Rate	December 30, 2012	December 31, 2011
Wang Li	10/1/2013	24%	$317,405	$-
Wang Lijun	5/13/2014	24%	317,405	-
SPD Bank	07/12/2013	6.48%	1,587,024	-
SPD Bank	09/18/2013	6.6%	1,587,024
SPD Bank	08/16/2013	6.6%	1,587,024
Total			$5,395,883	$-

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Year ended December, 2012 and 2011

(Expressed in USD)

1)	The loan provided by Wang Li was guaranteed by the CEO Mr. Jiayin’s Wang’s and Mrs. Sulan Deng’s household assets.

2)	The loan provided by Wang Lijun was guaranteed by the CEO Mr. Jiayin’s Wang’s and Mrs. Sulan Deng’s household assets.

14.	INCOME TAXES

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the year ended December 31, 2012 and December 31, 2011.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	December 31, 2012	December 31, 2011
Loss subject to U.S. operation	$(68,458)	$(289,754)
Income (loss) subject to PRC operation	2,331,932	9,687,730
Income (loss) before income taxes	$2,263,474	$9,397,976

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Year ended December, 2012 and 2011

(Expressed in USD)

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

For the year ended December 31, 2012, the U.S. operation had $68,458 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for year ended December 31, 2012 and December 31, 2011 is as follows:

	December 31, 2012	December 31, 2011

Income (loss) before income taxes	2,255,099	9,687,730
Non-taxable deductions		18,335

Taxable income	$2,255,099	$9,706,065

Statutory income tax rate	25%	25%

	563,775	2,426,516
Expenses not deductible for tax purposes:
- Provisions
Income tax expense	$563,775	$2,426,516

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	December 31, 2012	December 31, 2011

U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25

Total provision for income taxes	25%	25%

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Year ended December, 2012 and 2011

(Expressed in USD)

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of the year ended December 31, 2012 and December 31, 2011.

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

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Year ended December, 2012 and 2011

(Expressed in USD)

15.	MAJOR CUSTOMER/VENDOR AND CONCENTRATION

(a)	Sale breakdown

For the year period ended December 31, 2012, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

All customers are all non-related parties, mostly located in Sichuan province or southern China. The sole business relationship with Yinfa is to purchase raw DAR, other TCM, or Yishen Capsule. For the year period ended December 31, 41% of the total revenue is contributed by DAR, 29% of the total revenue is contributed by other TCM, and 30% of total revenue is contributed by Yishen Capsule.

For the year ended December 31, 2012, major customers and vendors with their revenues are presented as follows:

Customers	Revenues	%	AR	%
Customer A	$4,805,096	21%	1,823,429	30%
Customer B	3,069,811	13%	877,064	15%
Customer C	2,639,667	12%	37,963	1%
Customer D	2,475,562	11%	167,357	3%
Total	$12,990,136	57%	2,905,813	49%

For the year ended December 31, 2011, major customers and vendors with their revenues are presented as follows:

Customers	Revenues	%	AR	%
Customer A	$8,886,926	26%	1,631,023	30%
Customer B	6,524,401	19%	735,531	14%
Customer C	4,189,355	12%	692,712	13%
Customer D	3,440,765	10%	522,999	10%
Customer E	3,334,314	10%	516,206	10%
Customer F	2,468,972	7%	481,042	8%
Total	$28,844,733	84%	4,579,514	85%

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Year ended December, 2012 and 2011

(Expressed in USD)

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

For the Year ended December, 2012 and 2011

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

For the year ended December 31, 2012, the company recognized $7,985 as option expenses for vested option (see above (c)).

China Health Resource, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

For the Year ended December, 2012 and 2011

(Expressed in USD)

17.	COMMITMENT AND CONTINGENCIES

On November 3, 2011, the Company’s wholly owned subsidiary Suining Yinfa DAR Industrial Co, Ltd. received 7 separated purchasing letters of intent totaling of over 7.5 million USD with the time period from November 4, 2011 to November 3, 2012.

The Company rented land (note 6) and warehouse space under a non-cancelable operating lease agreement. The Company and the villages have agreed that the rent will be recorded when the land is used for raw DAR planting and production. Due to the slowdown of TCM market in 2012, the raw DAR planting and production described in the agreement was postponed for another year. Therefore, no rental expense for land usage of DAR planting and production is recorded in 2012. Based on the current rental lease agreement, the future five years minimum rental payments required as of December 31 are as follows:

Year ended December 31	Lease payment

2013	1,765,346
2014	1,770,642
2015	1,775,954
2016	1,781,282
2017	1,786,626
Total	8,879,850

For the year period ended December 31, 2012 and 2011, rental expense was $4,203 and $5,443.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2013.

CHINA HEALTH RESOURCE, INC.

By:	s/ Wang, Jiayin
Wang, Jiayin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Wang, Jiayin	Chief Executive Officer, President, and Director	April 30, 2013
Wang, Jiayin	(Principal Executive Officer)

/s/ Liu, Weihai	Chief Financial Officer and Director	April 30, 2013
Liu, Weihai	(Principal Financial Officer)

/s/ Ping Gao	Director	April 30, 2013
Ping, Gao

/s/ Wang, Bing	Director	April 30, 2013
Wang, Bing

CHINA HEALTH RESOURCE, INC.

EXHIBIT INDEX

TO

2012 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description

3.1	Certificate of Incorporation, as adopted on February 26, 2002 and as amended on May 14, 2003, October 13, 2006, April 23, 2007 and May 8, 2007.(1)
3.2	Amended and Restated By-laws, as adopted on February 17, 2009.(1)
7.1	Bank Loan documents between Suining Shi Yinfa Bai Zhi Chan Ye You Xiam Gog Si and Suining City Commercial National Bank dated December 27, 2010 and related Bank Collateral Agreement. (2)
7.2	Unsecured promissory note agreement with Mr. Jiayin Wang, Company’s Chairman, President and Chief Executive Officer dated December 27, 2010.(2)
10.1	License Agreement Relating to the Exclusive Right to Use “Suining Sichuan Angelica” Certified Trademark, by and between Sichuan Province Suining City DAR Association and Yinfa, dated March 16, 2004.(3)
10.2	Import-Export Agent Executive Agreement, by and between Suining Yinfa DAR Industrial Co. and Korean DongUi Cosmetics Co., dated March 5, 2007. (4)
10.3	Sichuan DAR Purchase and Processing Contract, by and between Suining Yinfa DAR Industrial Co. and Chengdu Derentang Pharmacy Company Medicine Branch, dated April 18, 2007.(5)
10.4	Debt Transfer and Assumption Agreement by and among Yinfa, Suining Yinfa Building Construction and Development Co., Ltd., Chengdu Lianqiang Investment Co. and Yinfa Resource, dated September 20, 2008.(6)
14.1	Code of Ethics.(7)
21.1	Subsidiaries of Registrant. (8)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.(9)
31.2	9Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.(8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2010.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2007.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2007.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.
(9)	Filed herewith.

