Form 10-Q
period 2013-03-31
CHINA HEALTH RESOURCE, INC.
filed 2013-05-20
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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

On April 10, 2013, 177,435,953 shares of the registrant's ordinary stock, par value $0.001 were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

(Expressed in USD)

	3/31/2013	12/31/2012
		(Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$1,043,304	$1,295,149
Accounts Receivable	6,687,498	6,036,252
Advance to Suppliers	4,208,243	4,291,635
Prepayment For Land Usage	3,539,399	3,520,020
Deferred Inventory Cost	8,014,620	8,253,292
Inventory	1,759,099	1,648,759
Total Current Assets	25,252,163	25,045,107

Fixed Assets
Property, Plant and Equipment, Net	795,556	786,097
Total Assets	$26,047,719	$25,831,204

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$5,758,506	$5,665,986
Other Payable	421,719	326,781
Due to Shareholder	376,457	376,457
Taxes Payable	670,038	684,559
Notes Payable	-	-
Short-Term Loan Payable	5,425,590	5,395,883
Total Current Liabilities	$12,652,310	$12,449,666

Total Liabilities	$12,652,310	$12,449,666

STOCKHOLDERS' EQUITY

Common Stock Class A (500,000,000 shares authorized, 177,435,953 and 177,435,953 issued and outstanding, par value US$0.001) at March 31, 2013 and December 31, 2012.	$177,436	$177,436
Preferred Stock (50,000,000 shares authorized , 0 issued and outstanding)	-	-
Additional Paid in Capital	1,736,497	1,736,497
Retained Earnings	740,104	662,205
Accumulated Other Comprehensive Income	10,741,372	10,805,400
Total Stockholders’ Equity	13,395,409	13,381,538

Total Liabilities & Stockholders’ Equity	$26,047,719	$25,831,204

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

For the three months ended March 31, 2013 and 2012

(Expressed in USD)

	For the three months ended	For the three months ended
	3/31/2013	3/31/2012
REVENUES
Sales	$1,230,066	$8,955,361
Cost of Sales	968,276	6,972,090
Gross Profit	261,790	1,983,271

Operating Expenses
Selling, General and Administrative Expense	230,207	199,805

Interest Expense	95,606	22,248
Total Operating Expenses	325,813	222,053

Operating Income	(64,023)	1,761,218

OTHER INCOME / (EXPENSES)
Other Expense	(5)	(1)
Total Other Income/(Expense)	(5)	(1)

Net Income (Loss) Before Taxes	(64,028)	1,761,217

Provision( Credit) Income Tax	-	444,687

Net Income (Loss)	(64,028)	1,316,530

Other Comprehensive Income (Loss)
Foreign Currency Translation (Loss) & Gain
	77,898	15,988
Comprehensive Income (Loss)	$13,870	$1,332,518

Weighted Average Common Shares Outstanding
Basic	177,435,953	171,327,620
Fully diluted	177,435,953	171,327,620

Net Gain(Loss) Per Common Share
Basic	$0.00	$0.01
Fully diluted	$0.00	$0.01

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

For the three months ended March 31, 2013 and 2012

(Expressed in USD)

	For the three months ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(64,028)	$1,316,530
Adjusted to reconcile net income to net cash used in operating activities
Depreciation	14,562	14,416
Stock-based compensation	-	7,958
Accounts Receivable	(616,977)	183,666
Employee Advance and Other Receivable	106,839	(101,750)
Prepayment for land usage	283,633	(876,169)
Inventory	(101,092)	(158,917)
Accounts Payable and Accrued Liabilities	64,117	(22,046)
Other Payable	92,982	(38,580)
Others	2,589	2,576
Tax Payable	(18,887)	579,718
Net Cash Provided by (used in) Operating Activities	(236,262)	907,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(22,273)	-
Net Cash Provided by (used in) Investing Activities	(22,273)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed on short-term Loan Payable	-	-
Payment From short-term Notes payment	-	(475,564)
Net Cash Provided by Financing Activities	-	(475,564)

Foreign Currency Translation	6,690	1,218
Net Increase (Decrease)in Cash and Equivalents	(251,845)	433,056

CASH AND CASH EQUIVALENTS:
Beginning of period	1,295,149	241,755
End of period	$1,043,304	$674,811

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the three months ended March 31, 2013 and 2012

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

For the three months ended March 31, 2013 and 2012

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

For the three months ended March 31, 2013 and 2012

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

For the three months ended March 31, 2013 and 2012

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

For the three months ended March 31, 2013 and 2012

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

For the three months ended March 31, 2013 and 2012

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

For the three months ended March 31, 2013 and 2012

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

For the three months ended March 31, 2013 and 2012

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

3.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the period ended March 31, 2013 and 2012 are summarized as follows:

Cash paid during the period ended March 31, 2013 and 2012 for interest and income taxes:

	March 31, 2013	March 31, 2012

Income Taxes	$-	$-
Interest	$95,606	$22,266

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the three months ended March 31, 2013 and 2012

(Expressed in USD)

4.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Accounts receivable as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31 , 2012
Accounts receivable, gross	$6,687,498	$6,036,252
Less: allowance for doubtful accounts	-	-
Account receivable, net	$6,687,498	$6,036,252

All Accounts receivables are aging within 30 days. No provision of bad debt was accrued as of year-end.

5.	ADVANCES TO SUPPLIERS

Due to the high demand of DAR product, the company advances money to third party suppliers to secure more DAR supply. These advances bear no interest and will be applied as the payment when purchases are received. The balance of advances to suppliers as of March 31, 2013 and December 31, 2012 are $4,208,243 and $4,291,635, respectively.

6.	PREPAYMENT FOR LAND USAGE

In November 2011, the company entered land usage agreement with 12 local village unions for future raw material DAR production. Prepayment for land usage as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31 , 2012

DAR production villages	$3,539,399	$3,520,020
Total	$3,539,399	$3,520,020

7.	DEFERRED INVENTORY COSTS

The deferred inventory costs represented prepayment to suppliers for future inventory delivery. As of March 31, 2013 and December 31, 2012, the balances of deferred inventory costs are $8,014,620 and $8,253,292 respectively. These costs will be transferred to inventories at the time of inventory delivery.

8.	INVENTORY

Inventories as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31 , 2012

Raw Materials	$1,759,099	$1,648,759
Low Value Consumables	-	-
Finished Goods	$1,759,099	$1,648,759

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the three months ended March 31, 2013 and 2012

(Expressed in USD)

As of March 31, 2013 and December 31, 2012, no provision for obsolete inventories was recorded by the Company. The large amount of raw material are due to more TCM business started, larger volume demand of DAR, and higher purchasing than previous year. The company has largely increased its inventory in current period to take advantage of the increasing market demand. Low value consumables are the materials for the process of finished goods. Due to the different outsourcing process adopted for the same period in 2012, the processing party is having all the materials and processing cost in its total fees. The finished goods, Bailing Capsules, had been changed to process by order due to the upgrade of the sales strategy.

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013	December 31 , 2012

Property, Plant and Equipment	$1,065,392	$1,039,950
Less: accumulated depreciation	(269,837)	(253,853)
Property, Plant and Equipment, net	$795,556	$786,097

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31 , 2012
Accounts payable	$3,041,273	$2,984,811
Accrued liabilities	2,717,233	2,681,175
Total accounts payable and accrued liabilities	$5,758,506	$5,665,986

Accrued liabilities include accrued wage payable, accrued welfare payable, other taxes payable, and receipt in advance.

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the three months ended March 31, 2013 and 2012

(Expressed in USD)

11.	OTHER PAYABLE

As of March 31, 2013 and December 31, 2012, other payable consist of the following:

	March 31, 2013	December 31 , 2012

Labor Union Fee	$11,851	$10,907
Pension Fund	17,434	28,337
Social Insurance	90,671	90,175
Risk Fund	160	159
Other	301,063	197,203
Total	$421,719	$326,781

12.	NOTES PAYABLE – CURRENT

As of March 31, 2013 and December 31, 2012, notes payable consist of the following:

	March 31, 2013	December 31, 2012
Short-Term Loan (See Note 13)	5,425,590	5,395,883
Total	$5,425,590	$5,395,883

13.	SHORT TERM LOAN

As of March 31, 2013 and December 31, 2012, short term loan consist of the following:

Name	Due Date	Interest Rate	March 31, 2013	December 31, 2012

Wang Li	10/1/2013	24%	$319,152	$317,405
Wang Lijun	05/13/2014	24%	319,152	317,405
SPD Bank	07/12/2013	6.48%	1,595,762	1,587,024
SPD Bank	09/18/2013	6.6%	1,595,762	1,587,024
SPD Bank	08/16/2013	6.6%	1,595,762	1,587,024

Total			$5,425,590	$5,395,883

1)	The loan provided by Wang Li was guaranteed by the CEO Mr. Jiayin’s Wang’s and Mrs. Sulan Deng’s household assets.

2)	The loan provided by Wang Lijun was guaranteed by the CEO Mr. Jiayin’s Wang’s and Mrs. Sulan Deng’s household assets.

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the three months ended March 31, 2013 and 2012

(Expressed in USD)

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the year ended March 31, 2013 and December 31, 2012.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	March 31, 2013	March 31, 2012
Loss subject to U.S. operation	$(8,000)	$(17,458)
Income (loss) subject to PRC operation	(56,028)	1,778,675
Income (loss) before income taxes	$(64,028)	$1,761,217

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

For the period ended March 31, 2013, the U.S. operation had $8,000 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the three months ended March 31, 2013 and 2012

(Expressed in USD)

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for period ended March 31, 2013 and 2012 is as follows:

	March 31, 2013	March 31, 2012

Income (loss) before income taxes	(56,028)	1,778,675
Non-taxable deductions

Taxable income(Loss)	$-	$1,778,675

Statutory income tax rate	25%	25%

	-	444,669
Expenses not deductible for tax purposes:
- Provisions		18
Income tax expense	$-	$444,687

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	March 31, 2013	March 31, 2012

U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25

Total provision for income taxes	25%	25%

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the three months ended March 31, 2013 and 2012

(Expressed in USD)

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of the period ended March 31, 2013 and December 31, 2012.

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

For the year period ended March 31, 2012, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

All customers are all non-related parties, mostly located in Sichuan province or southern China. The sole business relationship with Yinfa is to purchase raw DAR, other TCM, or Yishen Capsule. For the year period ended March 31, 80% of the total revenue is contributed by DAR, 20% of the total revenue is contributed by other TCM, and none of total revenue is contributed by Yishen Capsule.

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the three months ended March 31, 2013 and 2012

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

For the three months ended March 31, 2013 and 2012

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

For the three months ended March 31, 2013 and 2012

(Expressed in USD)

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

The translation rates are as follows:

	March 31 2013	March 31 2012

Items in statements of income and cash flows	6.2771RMB = $1	6.3083RMB = $1
for the three months ended	6.2666RMB = $1	6.2943RMB = $1

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

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Balance Sheet

Our total assets increased by US $216,515 for the three months month ending March 31, 2013 to US $26,047,719 from December 31, 2012 which were US $25,831,204. Total liabilities increased by US 202,644 to US $12,652,310 for the three months period ended March 31, 2013 from US $ 12,449,666 as of December 31, 2012. Those changes are principally due to an increase of cash and cash equivalents, accounts receivable, prepaid expenses, inventory, accounts payable, short term loan payable, taxes payable.

	March 31, 2013 (USD)	December 31, 2012 (Audited) (USD)
Balance Sheet
Total Assets	$26,047,719	$25,831,204
Total Liabilities	12,652,310	12,449,666
Net Assets	$13,395,409	$13,381,538

Results of Operations

The following table presents the unaudited consolidated results of operations of the Company for the three months ended March 31, 2013 as compared to the results of operations for the three months ended March 31, 2012.

	For the Three Months Ended March 31 (USD)
	2013	2012

Revenue	$1,230,066	$8,955,361
Cost of Sales	968,276	6,972,090
Gross Profit	261,790	1,983,271
Selling, General, and Administrative	230,207	199,805
Interest Expenses	95,606	22,248
Total Operating Expenses	325,813	222,053
Operating Income(Loss)	(64,023)	1,761,218
Other Income(expenses)	(5)	(1)
Provision(Credit) Income Tax	-	444,687
Net Income (Loss)	(64,028)	1,316,53
Other Comprehensive Income	77,898	15,988

Total comprehensive income (Loss)	$13,870	$1,332,518

Revenues

Our revenues for the three months ended March 31, 2013 were US $ 1,230,066, a decrease of 86% over revenues of US $8,955,361 for the three months ended March 31, 2012. The decrease in sales revenues was due primarily to the decrease in demand for non-branded raw products and the Yishen capsule. This reduction in sales is within a broader slowdown in demand for China’s TCM market. Management considers the long term trend remains intact but the softening of China’s market has had an effect in our sales. This softening in demand contributed to a significant reduction in the volume of sales in raw TCM herbs and Yinshen capsules. The company also faced in period an increase in competition of non-branded products and in particular for raw non-branded products. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices decreased due to the macro TCM market condition.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost. The cost of sales for the three months ended March 31, 2013 were US $ 968,276, representing a decrease of 86% over the cost of sales of US $ 6,972,090 for the three months ended March 31, 2012. The decreased costs of sales and comparatively lower gross profit rate were principally due to the decline in demand of products and increase in the price of other raw materials.

Gross profit for the three months ended March 31, 2013 decreased by approximately 86.8% to US $ 261,790 from US $1,983,271 for the three months ended March 31, 2012. Gross profit margin for the three months ended March 31, 2013 was 21.3% compared to 22.1% for the three months ended March 31, 201. The decrease in profit margin was mainly attributed to the reduction in the gross margin derived from the decline in demand of products and the increase in relative mix of sales of lower profit margin products.

Operating Expenses

The operating expenses for the three months ended March 31, 2013 were US $325,813, representing an increase of 46.7% over operating expenses of US $222,053 for the three months ended March 31, 2012.  The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses. The SG&A expenses for the three months ended March 31, 2013 were US $ 230,207, representing an increase of 15% over SG&A expenses of US $199,805 for the three months ended March 31, 2012. The increase is primarily due to an increase in wages, welfares and consulting fees in first quarter in 2013, comparing to the same period in 2012.

Other Income/Expense

We recorded other expenses of US $5 attributable to the refund of rental of store. The interest costs for the three months ended March 31, 2013 were US $ 95,606, representing an increase of 3.3times over interest costs of US $ 22,248 for the three months ended March 31, 2012, because the company had more loans than it had in March 31, 2012.

Other Comprehensive Income/Loss

For the three months ended March 31, 2013, we had a total other comprehensive income of US $ 77,898, compared to other comprehensive income of US $ 15,988 for the three months ended March 31, 2012. The change in total other comprehensive income (loss) was due primarily related to foreign currency translation between RMB and USD.

Impact of Inflation

We believe that inflation has had a negligible effect on operations for the three months ended March 31, 2013. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China. In the first quarter of 2013, the TCM market inflation was relatively in a stable condition.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. There is no credit for income tax for the three months ended March 31, 2013 while income tax of for the three months ended March 31, 2012 were US $444,687.

Net Income/Loss

We had net loss for the three months ended March 31, 2013 of US $64,028, while net income for the three months ended March 31, 2012 of were US $1,316,530. The decrease in our net income for the period ended March 31, 2013 is attributable principally to an increased cost of operation, cost of good combined with the reduction in sales especially in the non-branded TCM raw products. However the company believes through advertisement, an increase in awareness, along with focus on branded product net income can be increased. We are working to strengthen our internal management processes and to grow our sales revenues by expanding our product line, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of March 31, 2013, we had cash and cash equivalents of $1,043,304, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements (USD)

	For the three months ended
	March 31
	2013	2012
	Unaudited	Unaudited
Net cash provided by operating activities	$(236,262)	$1,316,530
Net cash used in investing activities	(22,273)	-
Net cash provided by financing activities	-	(475,564)
Effect of foreign currency translation on cash and cash equivalents	6,690	1,218
Net increase (decrease) in cash and cash equivalent	$(251,845)	$433,056

Cash flows used in operating activities were US $(236,262) during the first quarter ended on March 31, 2013, compared to cash flows of US $907,402 used in operating activities during the quarter ended March 31, 2012. This was due to a net loss of $64,028 for the three months ended March 31, 2013 from a net income of US $1,316,530 for the three months ended March 31, 2012. Net expenditures for inventory were US $101,092 for the three months ended March 31, 2013 compared to US $158,917 for the three months ended March 31, 2012. There was a decrease of US $800,643 in accounts receivable to US $(616,977) for the three months ended March 31, 2013 from US $183,666 for the three months ended March 31, 2012. Accounts payable and accrued liabilities increased to US $64,117 for the three months ended March 31, 2013 from US $(22,046) for the three months ended March 31, 2012. Taxes Payable decreased to US $ (18,887) for the three months ended March 31, 2013 from US $579,718 for the three months ended March 31, 2012.

Cash flows used in investing activities was US $(22,273) for the three months ended March 31, 2013, compared to $0 for the three months ended March 31, 2012.

There was no cash flows provided by financing activities for the three months ended March 31, 2013, compared to US $(475,564) for the three months ended March 31, 2012.

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

We had cash of US $1,043,304 on hand for the three months ended March 31, 2013, a decrease of US $251,845 from the beginning of the year of 2013. A significant part of accounts receivable was paid off.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (who is also our Chief Executive Officer) and principal financial officer (who is also our Chief Financial Officer), we conducted an evaluation of the effectiveness, as of March 31, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective due to the material weakness and significant deficiency in internal controls over financial reporting described below.

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

The material weakness and significant deficiency identified by our management as of March 31, 2013 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

China Health Resource, Inc.

May 20, 2013	By: /s/ Jiayin Wang
Name: Jiayin Wang
Title: Chief Executive Officer and Director

China Health Resource, Inc.

May 20, 2013	By: /s/ Weihai Liu
Name: Weihai Liu
Title: Chief Financial Officer

