Form 10-Q
period 2013-06-30
CHINA HEALTH RESOURCE, INC.
filed 2013-09-05
CIK 1173784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

On August 30, 2013, 227,435,953 shares of the registrant's ordinary stock, par value $0.001 were outstanding.

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

3

PART I – FINANCIAL INFORMATION

China Health Resource, Inc.

Unaudited Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Stated in US Dollars)

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

(Expressed in USD)

		6/30/2013	12/31/2012
	Note	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	2(h)	$1,010,587	$1,295,149
Accounts Receivable	2(i), 3	6,008,877	6,036,252
Other receivables and advance to suppliers	2(j), 4	4,641,455	4,291,635
Prepayment For Land Usage	5	5,580,462	3,520,020
Deferred Inventory Cost	6	6,466,367	8,253,292
Inventory	2(k), 7	1,775,266	1,648,759
Total Current Assets		25,483,014	25,045,107

Fixed Assets
Property, Plant and Equipment, Net	2(l), 8	788,743	786,097
Total Assets		$26,271,757	$25,831,204

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	9	$5,772,638	$5,665,986
Other Payable	10	512,334	326,781
Due to Shareholder		419,458	376,457
Taxes Payable		689,883	684,559
Notes Payable	11	-	-
Short-Term Loan Payable	12	5,502,776	5,395,883
Total Current Liabilities		$12,897,089	$12,449,666

Total Liabilities		$12,897,089	$12,449,666
STOCKHOLDERS' EQUITY

Common Stock Class A (500,000,000 shares authorized, 177,435,953 and 177,435,953 issued and outstanding, par value US$0.001) at June 30, 2013 and December 31, 2012.		$177,436	$177,436
Preferred Stock (50,000,000 shares authorized , 0 issued and outstanding)		-	-
Additional Paid in Capital		1,736,497	1,736,497
Retained Earnings		940,085	662,205
Accumulated Other Comprehensive Income		10,520,650	10,805,400
Total Stockholders’ Equity		13,374,668	13,381,538

Total Liabilities & Stockholders’ Equity		$26,271,757	$25,831,204

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

For the period ended June 30, 2013 and 2012

(Expressed in USD)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Sales	$1,934,290	$6,305,200	$3,164,356	$15,260,561
Cost of Sales	1,544,651	4,891,526	2,512,927	11,863,616
Gross Profit	389,639	1,413,674	651,429	3,396,945

Operating Expenses
Selling, General and Administrative Expense	503,159	293,054	733,366	492,859
Interest Expense	107,207	7,495	202,813	29,743
Total Operating Expenses	610,366	300,549	936,179	522,602

Operating Income	(220,727)	1,113,125	(284,750)	2,874,343

OTHER INCOME / (EXPENSES)
Other Expense	5	-	-	(1)
Total Other Income/(Expense)	5	-	-	(1)

Net Income (Loss) Before Taxes	(220,722)	1,113,124	(284,750)	2,874,341

Provision( Credit) Income Tax	-	280,281	-	724,968

Net Income (Loss)	(220,722)	832,843	(284,750)	2,149,373

Other Comprehensive Income (Loss)
Foreign Currency Translation (Loss) & Gain	199,982	(88,483)	277,880	(72,495)

Comprehensive Income (Loss)	$(20,740)	$744,631	$(6,870)	$2,076,879

Weighted Average Common Shares Outstanding
Basic	177,435,953	177,435,953	177,435,953	177,435,953
Fully diluted	177,435,953	177,435,953	177,435,953	177,435,953

Net Gain(Loss) Per Common Share
Basic	$(0.00)	$0.00	$(0.00)	$0.01
Fully diluted	$(0.00)	$0.00	$(0.00)	$0.01

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

For the period ended June 30, 2013 and 2012

(Expressed in USD)

	For the six months ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(284,750)	$2,149,373
Adjusted to reconcile net income to net cash used in operating activities
Depreciation	29,986	28,839
Bad debt expenses	348,416	-
Stock-based compensation	-	7,958
Accounts Receivable	(202,957)	393,776
Other Receivable and advance to suppliers	(3,107,268)	(979,028)
Prepayment for land usage	2,805,281	(876,336)
Inventory	(92,890)	(1,124,770)
Accounts Payable and Accrued Liabilities	2,316	53,225
Other Payable	177,258	(34,718)
Due to shareholders	43,000
Others	5,207	5,153
Tax Payable	(8,246)	846,046
Net Cash Provided by (used in) Operating Activities	(284,647)	469,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(22,397)	-
Net Cash Used in Investing Activities	(22,397)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed on short-term Loan Payable	-	1,427,009
Payment From short-term Notes payment	-	(1,205,029)
Net Cash Provided by Financing Activities	-	221,979

Foreign Currency Translation	22,482	(2,879)
Net Increase (Decrease)in Cash and Equivalents	(284,562)	688,588

CASH AND CASH EQUIVALENTS:
Beginning of period	1,295,149	241,755
End of period	$1,010,587	$930,343

Supplementary cash flow information:
Income taxes paid	$-	$724,968
Interest paid	202,643	29,743

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

For the six-month ended June 30, 2013 and 2012

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

For the six-month ended June 30, 2013 and 2012

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

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and 2012

(Expressed in USD)

(e)	Comprehensive Income

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

For the Six Months Ended June 30, 2013 and 2012

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

For the Six Months Ended June 30, 2013 and 2012

(Expressed in USD)

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

For the Six Months Ended June 30, 2013 and 2012

(Expressed in USD)

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

(s)	Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”).The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).The amendments require an organization to:

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and 2012

(Expressed in USD)

a)	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

b)	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-03, “Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities” (“ASU 2013-03”). The amendment clarifies that the requirement to disclose the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (as Level 1, Level 2, or Level 3) does not apply to private companies and nonpublic not-for-profits for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. The amendments are effective upon issuance. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and 2012

(Expressed in USD)

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

3.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Accounts receivable as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013 Unaudited	December 31, 2012
Accounts receivable, gross	$6,360,873	$6,036,252
Less: Allowance for doubtful accounts	(351,996)	-
Account receivable, net	$6,008,877	$6,036,252

Allowance for doubtful accounts :	June 30, 2013 Unaudited	December 31, 2012
Beginning balance	$-	$-
Allowance provided	(348,416)	-
Foreign currency effect	(3,580)	-
Ending balance	$(351,996)	$-

4.	OTHER RECEIVABLES AND ADVANCES TO SUPPLIERS

Due to the high demand of DAR product, the company advances money to third party suppliers to secure more DAR supply. These advances bear no interest and will be applied as the payment when purchases are received. The balance of advances to suppliers as of June 30, 2013 and December 31, 2012 are $4,641,455 and $4,291,635, respectively.

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and 2012

(Expressed in USD)

5.	PREPAYMENT FOR LAND USAGE

In November 2011, the company entered land usage agreement with 12 local village unions for future raw material DAR production. Prepayment for land usage  as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013 Unaudited	December 31, 2012
DAR production villages	$5,580,462	$3,520,020
Total	$5,580,462	$3,520,020

6.	DEFERRED INVENTORY COSTS

The deferred inventory costs represented prepayment to suppliers for future inventory delivery.  As of June 30, 2013 and December 31, 2012, the balances of deferred inventory costs are $6,420,046 and $8,253,292 respectively. These costs will be transferred to inventories at the time of inventory delivery.

7.	INVENTORY

Inventories as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013 Unaudited	December 31, 2012
Raw Materials	$1,775,266	$1,648,759
	$1,775,266	$1,648,759

As of June 30, 2013 and December 31, 2012, no provision for obsolete inventories was recorded by the Company. The large amount of raw material are due to more TCM business started, larger volume demand of DAR, and higher purchasing than previous year. The company has largely increased its inventory in current period to take advantage of the increasing market demand. Low value consumables are the materials for the process of finished goods. Due to the different outsourcing process adopted for the same period in 2012, the processing party is having all the materials and processing cost in its total fees. The finished goods, Bailing Capsules, had been changed to process by order due to the upgrade of the sales strategy.

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and 2012

(Expressed in USD)

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of June 30, 2013 and December 31, 2012 consists of the following:

	June 30, 2013	December 31, 2012

Property, Plant and Equipment	$1,077,272	$1,039,950
Less: accumulated depreciation	(288,529)	(253,853)
Property, Plant and Equipment, net	$788,743	$786,097

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
Accounts payable	$3,008,824	$2,984,811
Accrued liabilities	2,763,814	2,681,175
Total accounts payable and accrued liabilities	$5,772,638	$5,665,986

Accrued liabilities include accrued wage payable, accrued welfare payable, other taxes payable, and receipt in advance.

10.	OTHER PAYABLE

As of June 30, 2013 and December 31, 2012, other payable consist of the following:

	June 30, 2013	December 31, 2012
Labor Union Fee	$12,917	$10,907
Pension Fund	4,964	28,337
Social Insurance	91,961	90,175
Risk Fund	161	159
Other	402,331	197,203
Total	$512,334	$326,781

11.	NOTES PAYABLE – CURRENT

As of June 30, 2013 and December 31, 2012, notes payable consist of the following:

	June 30, 2013	December 31, 2012
Secured bank loan to an unrelated party. Bearing 6.475% interest Principal payments due 07/12/2012	$-	$-
Short-Term Loan (See Note 12)	5,502,776	5,395,883
Total	$5,502,776	$5,395,883

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and 2012

(Expressed in USD)

12.	SHORT TERM LOAN

As of June 30, 2013 and December 31, 2012, short term loan consist of the following:

Name	Due Date	Interest Rate	June 30, 2013	December 31, 2012
Wang Li	10/1/2013	24%	$323,693	$317,405
Wang Lijun	05/13/2014	24%	323,694	317,405
Shanghai Pudong Development Bank	07/12/2013	6.48%	1,618,463	1,587,024
Shanghai Pudong Development Bank	09/18/2013	6.6%	1,618,463	1,587,024
Shanghai Pudong Development Bank	08/16/2013	6.6%	1,618,463	1,587,024
Total			$5,502,776	$5,395,883

1)	The loan provided by Wang Li was guaranteed by the CEO Mr. Jiayin’s Wang’s and Mrs. Sulan Deng’s household assets.

2)	The loan provided by Wang Lijun was guaranteed by the CEO Mr. Jiayin’s Wang’s and Mrs. Sulan Deng’s household assets.

13.	INCOME TAXES

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

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and 2012

(Expressed in USD)

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the year ended June 30, 2013 and December 31, 2012.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	June 30, 2013	June 30, 2012
Loss subject to U.S. operation	$(16,000)	$(25,457)
Income(Loss) subject to PRC operation	(268,750)	2,899,799
Income(Loss) before income taxes	$(284,750)	$2,874,342

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

For the six- month period ended June 30, 2013, the U.S. operation had $ 16,000 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for period ended June 30, 2013 and 2012 is as follows:

	June 30, 2013 (Unaudited)	June 30, 2012
Income (loss) before income taxes	$(268,750)	$2,899,799
Statutory income tax rate	25%	25%
	-	724,950
Expenses not deductible for tax purposes:
- Provisions	-	18
Income tax	$-	$724,968

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and 2012

(Expressed in USD)

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	June 30, 2013 (Unaudited)	June 30, 2012
U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)%	(34)%
China income taxes	25%	25%
Total provision for income taxes	25%	25%

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of the six-month period ended June 30, 2013 and June 30, 2012.

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

China Health Resource, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and 2012

(Expressed in USD)

14.	MAJOR CUSTOMER/VENDOR AND CONCENTRATION

(a)	Sale breakdown

For the six-month period ended June 30, 2013, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

All customers are all non-related parties, mostly located in Sichuan province or southern China. The sole business relationship with Yinfa is to purchase raw DAR, other TCM, or Yishen Capsule. For the six-month period ended June 30, 86% of the total revenue is contributed by DAR, 14% of the total revenue is contributed by other TCM, and none of total revenue is contributed by Yishen Capsule.

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

For the Six Months Ended June 30, 2013 and 2012

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

For the Six Months Ended June 30, 2013 and 2012

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

The translation rates are as follows:

	06/30/2013	03/31/2013	12/31/2012	06/30/2012	03/31/2012
Year/quarter end RMB : US$ exchange rate	6.1787	6.2666	6.3011	6.3249	6.2943
Average yearly/quarterly RMB : US$ exchange rate	6.2422	6.2771	6.3057	6.3069	6.3083

Recently Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”).The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).The amendments require an organization to:

a)	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

b)	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-03, “Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities” (“ASU 2013-03”). The amendment clarifies that the requirement to disclose the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (as Level 1, Level 2, or Level 3) does not apply to private companies and nonpublic not-for-profits for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. The amendments are effective upon issuance. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

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

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Balance Sheet

Our total assets increased by US $224,038 for the three months month ending June 30, 2013 to US $26,271,757 from March 31, 2013 which were US $26,047,719. Total liabilities increased by US 244,779 to US $12,897,089 for the three months period ended June 30, 2013 from US $12,652,310 as of March 31, 2013. Those changes are principally due to an increase of prepaid expenses, inventory, accounts payable, other payable, short term loan payable and taxes payable.

Balance Sheet	June 30, 2013 (USD)	March 31, 2013 (USD)
Total Assets	$26,271,757	$26,047,719
Total Liabilities	$12,897,089	$12,652,310
Net Assets	$13,374,668	$13,395,409

Results of Operations

The following table presents the unaudited consolidated results of operations of the Company for the three months ended June 30, 2013 as compared to the results of operations for the three months ended June 30, 2012.

	For the Three Months Ended June 30 (USD)
	2013	2012

Revenue	$1,934,290	$6,305,200
Cost of Sales	1,544,651	4,891,526
Gross Profit	389,639	1,413,674
Selling, General, and Administrative	503,159	293,054
Interest Expenses	107,207	7,495
Total Operating Expenses	610,366	300,549
Operating Income(Loss)	(220,727)	1,113,125
Other Income	5	-
Provision Income Tax	-	280,281
Net Income (Loss)	(220,722)	832,844
Other Comprehensive Income (Loss)	199,982	(88,483)

Total comprehensive income (Loss)	$(20,740)	$744,631

Revenues

Our revenues for the three months ended June 30, 2013 were US $ 1,934,290, a decrease of 69% over revenues of US $6,305,200 for the three months ended June 30, 2012. The decrease in sales revenues was due primarily to the decrease in demand for non-branded raw products and the Yishen capsule. This reduction in sales quantities and unit price  is within a broader slowdown in demand for China’s TCM market. Management considers the long term trend remains intact but the softening of China’s market has had an effect in our sales. This softening in demand contributed to a significant reduction in the volume of sales in raw TCM herbs and Yinshen capsules. The company also faced in period an increase in competition of non-branded products and in particular for raw non-branded products. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices decreased due to the macro TCM market condition.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost. The cost of sales for the three months ended June 30, 2013 were US $ 1,544,651, representing a decrease of 68% over the cost of sales of US $4,891,526 for the three months ended June 30, 2012. The decreased costs of sales and comparatively lower gross profit rate were principally due to the decline in demand of products and increase in the price of other raw materials.

Gross profit for the three months ended June 30, 2013 decreased by approximately 72% to US $ 389,639 from US $1,413,674 for the three months ended June 30, 2012. Gross profit margin for the three months ended June 30, 2013 was 20% compared to 22% for the three months ended June 30, 2012. The decrease in profit margin was mainly attributed to the reduction in the gross margin derived from the decline in demand  of products and the increase in relative mix of sales of lower profit margin products.

Operating Expenses

The operating expenses for the three months ended June 30, 2013 were US $610,366, representing an increase of 103% over operating expenses of US $300,549 for the three months ended June 30, 2012.  The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses. The SG&A expenses for the three months ended June 30, 2013 were US $503,159, representing increase  of 72% over SG&A expenses of US $293,054 for the three months ended June 30, 2012. The increase is primarily due to increase in provision of bad debt in the second quarter in 2013, comparing to the same period in 2012.

Other Income/Expense

We recorded other expenses of US $5 attributable to the refund of rental of store. The interest costs for the three months ended June 30, 2013 were US $ 107,207, representing an increase of 14 times over interest costs of US $7,495 for the three months ended June 30, 2012 because the company had more loan that it had in June 30, 2012.

Other Comprehensive Income/Loss

For the three months ended June 30, 2013, we had a total other comprehensive income of US $ 199,982, compared to other comprehensive loss of US $88,483 for the three months ended June 30, 2012. The change in total other comprehensive income (loss) was due primarily related to foreign currency translation between RMB and USD.

Impact of Inflation

We believe that inflation has had a negligible effect on operations for the three months ended June 30, 2013. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China. In the second quarter of 2013, the TCM market inflation was relatively in a stable condition.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. There is no credit for income tax for the three months ended June 30, 203 and the income tax for the three months ended June 30, 2013 were US $0 while the income tax for the same period ending June 30, 2012 were US $280,281.

Net Income/Loss

We had net loss for the three months ended June 30, 2013 of US $220,727, while net income for the three months ended June 30, 2012 of were US $832,843. The decrease in our net income for the period ended June 30, 2013 is attributable principally to an increased cost of operation, cost of good combined with the reduction in sales especially in the non-branded TCM raw products and general and selling, general and administrative expense. However the company believes through advertisement, an increase in awareness, along with focus on branded product net income can be increased. We are working to strengthen our internal management processes and to grow our sales revenues by expanding our product line, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Balance Sheet

Our total assets increased by US $440,553 for the six months month ending June 30, 2013 to US $26,271,757 from December 31, 2012 which were US $25,831,204. Total liabilities increased by US 447,423 to US $12,897,089 for the six months period ended June 30, 2013 from US $12,449,666 as of December 31, 2012. Those changes are principally due to an increase of prepayment for land usage, inventory, accounts payable and accrued liabilities, other payable, due to shareholder, taxes payable and short-term loan payable.

Balance Sheet	June 30, 2013 (USD)	December 31, 2012 (Audited) (USD)
Total Assets	$26,271,757	$25,831,204
Total Liabilities	$12,897,089	$12,449,666
Net Assets	$13,374,668	$13,381,538

Results of Operations

The following table presents the unaudited consolidated results of operations of the Company for the six months ended June 30, 2013 as compared to the results of operations for the six months ended June 30, 2012.

	For the Six Months Ended June 30 (USD)
	2013	2012

Revenue	$3,164,356	$15,260,561
Cost of Sales	2,512,927	11,863,616
Gross Profit	651,429	3,396,945
Selling, General, and Administrative	733,366	492,859
Interest Expenses	202,813	29,743
Total Operating Expenses	936,179	522,602
Operating Income(Loss)	(284,750)	2,874,343
Other Income(expenses)	-	(1)
Provision(Credit) Income Tax	-	724,968
Net Income (Loss)	(284,750)	2,149,373
Other Comprehensive Income	277,880	(72,495)

Total comprehensive income (Loss)	$(6,870)	$2,076,879

Revenues

Our revenues for the six months ended June 30, 2013 were US $ 3,164,356, a decrease of 79% over revenues of US $15,260,561 for the six months ended June 30, 2012. The decrease in sales revenues was due primarily to the decrease in demand for non-branded raw products and the Yishen capsule. This reduction in sales is within a broader slowdown in demand for China’s TCM market. Management considers the long term trend remains intact but the softening of China’s market has had an effect in our sales. This softening in demand contributed to a significant reduction in the volume of sales in raw TCM herbs and Yinshen capsules. The company also faced in period an increase in competition of non-branded products and in particular for raw non-branded products. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices decreased due to the macro TCM market condition.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost. The cost of sales for the six months ended June 30, 2013 were US $2,512,927, representing a decrease of 79% over the cost of sales of US $11,863,616 for the six months ended June 30, 2012. The decreased costs of sales and comparatively lower gross profit rate were principally due to the decline in demand of products and increase in the price of other raw materials.

Gross profit for the six months ended June 30, 2013 decreased by approximately 81% to US $ 651,429 from US $3,396,945 for the six months ended June 30, 2012. Gross profit margin for the six months ended June 30, 2013 was 21% compared to 22% for the six months ended June 30, 2012. The decrease in profit margin was mainly attributed to the reduction in the gross margin derived from the decline in demand of products and the increase in relative mix of sales of lower profit margin products.

Operating Expenses

The operating expenses for the six months ended June 30, 2013 were US $936,179, representing an increase of 79% over operating expenses of US $522,602 for the six months ended June 30, 2012. The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses. The SG&A expenses for the six months ended June 30, 2013 were US $733,366, representing an increase of 49% over SG&A expenses of US $492,859 for the six months ended June 30, 2012. The increase is primarily due to an increase in allowance of bad debt second quarter in 2013, comparing to the same period in 2012.

Other Income/Expense

The interest costs for the six months ended June 30, 2013 were US $202,813, representing an increase of 7 times over interest costs of US $29,743 for the six months ended June 30, 2012 because the company had more loan that it had in June 30, 2012.

Other Comprehensive Income/Loss

For the six months ended June 30, 2013, we had a total other comprehensive income of US $ 277,880, compared to other comprehensive loss of US $72,495 for the six months ended June 30, 2012. The change in total other comprehensive income (loss) was due primarily related to foreign currency translation between RMB and USD.

Impact of Inflation

We believe that inflation has had a negligible effect on operations for the six months ended June 30, 2013. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China. In the first and second quarter of 2013, the TCM market inflation was relatively in a stable condition.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate. There is no credit for income tax for the six months ended June 30, 2013 and the income tax for the six months ended June 30, 2013 were US $0 while the income tax for the same period ending June 30, 2012 were US $724,968.

Net Income/Loss

We had net loss for the six months ended June 30, 2013 of US $284,750, while net income for the six months ended June 30, 2012 of were US $2,149,373. The decrease in our net income for the period ended June 30, 2013 is attributable principally to an increased cost of operation, cost of good combined with the reduction in sales especially in the non-branded TCM raw products and allowance of bad debt. However the company believes through advertisement, an increase in awareness, along with focus on branded product net income can be increased. We are working to strengthen our internal management processes and to grow our sales revenues by expanding our product line, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of June 30, 2013, we had cash and cash equivalents of $1,010,587, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements (USD)

	For the six months ended
	June 30
	2013 Unaudited	2012 Audited
Net cash (used in) provided by operating activities	$(284,647)	$469,488
Net cash used in investing activities	(22,397)	-
Net cash provided by financing activities	-	221,979
Effect of foreign currency translation on cash and cash equivalents	22,482	(2,879)
Net increase in cash and cash equivalent	$284,562	$688,588

Cash flows used in operating activities were US $284,647 during the six months ended on June 30, 2013, compared to US$ 469,488 of net cash provided from the operating activities during the period ended June 30, 2012.

This was due to a decrease of US $1,864,623 in net profit of US $284,750 for the six months ended June 30, 2013 from a net income of US $2,149,373 for the six months ended June 30, 2012. Net expenditures for inventory were US $1,775,266 for the six months ended June 30, 2013 compared to US $2,393,181 for the six months ended June 30, 2012. There was a decrease of US $596,733 in accounts receivable to US $(202,957) for the six months ended June 30, 2013 from US $393,776 for the six months ended June 30, 2012. Accounts payable and accrued liabilities decrease to US $2,316 for the six months ended June 30, 2013 from US $53,225 for the six months ended June 30, 2012. Taxes Payable decrease to US $(8,246) for the six months ended June 30, 2013 from US $846,046 for the six months ended June 30, 2012.

Cash flows used in investing activities was US $22,397 for the six months ended June 30, 2013, compared to $0 for the six months ended June 30, 2012.

Cash flows provided from financing activities was US $0 for the six months ended June 30, 2013, compared to US $221,979 of net cash provided from the financing activities for the six months ended June 30, 2012.

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

Overall, we have funded our cash needs from inception through June 30, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $1,010,587 on hand for the six months ended June 30, 2013, a decrease of US $284,562 from the beginning of the year of 2013.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (who is also our Chief Executive Officer) and principal financial officer (who is also our Chief Financial Officer), we conducted an evaluation of the effectiveness, as of June 30, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective due to the material weakness and significant deficiency in internal controls over financial reporting described below.

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

The material weakness and significant deficiency identified by our management as of June 30, 2013 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

On June 19, 2013, the Board of Directors approved a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investor (the “Investor”) pursuant to which we issued the Investor an aggregate of 50,000,000 shares (the “Investor Shares”) of our common stock, par value $0.007 per share (“Common Stock”) in exchange for aggregate consideration of $350,000 (the “Private Placement”). The Company entered the Securities Purchase Agreement with the Investor on June 19, 2013.

The Securities Purchase Agreement allows for the sale of up to $350,000 of shares of Common Stock in one closing until July 19, 2013. The Securities Purchase Agreement contains representations, warranties and covenants of the Investors and us that are typical for transactions of this type.

The Investor Shares issued to the Investors were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, provided by Section 4(2) and Regulation D (Rule 506) and Regulation S under the Securities Act. Each Investor was an accredited investor (as defined by Rule 501 under the Securities Act) and a non-U.S. persons, as defined in Rule 902(k) of Regulation S at the time of such Investor’s respective Private Placement. In addition, the Company’s shares will be issued without registration under Section 5 of the Securities Act in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. Specifically, (1) the Company had determined that the Investor was knowledgeable and experienced in finance and business matters and thus they are able to evaluate the risks and merits of acquiring the Investor Shares; (2) the Investor had advised the Company that the Investor was able to bear the economic risk of purchasing the Company’s common stock; (3) the Company had provided the Investor with access to the type of information normally provided in a prospectus; and (4) the Company did not use any form of public solicitation or general advertising in connection with the issuance of the shares.

The foregoing summaries of the Securities Purchase Agreement are not complete, and are qualified in their entirety by reference to the full text of the agreements that were attached as exhibits to the Current Report on Form 8-K filed on June 25, 2013. Readers should review those agreements for a more complete understanding of the terms and conditions associated with this transaction.

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

China Health Resource, Inc.

August 30, 2013	By: /s/ Jiayin Wang
Name: Jiayin Wang
Title: Chief Executive Officer and Director

China Health Resource, Inc.

August 30, 2013	By: /s/ Weihai Liu
Name: Weihai Liu
Title: Chief Financial Officer

