Form 10-Q
period 2013-09-30
CHINA HEALTH RESOURCE, INC.
filed 2013-12-30
CIK 1173784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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
On September 30, 2013, 227,435,953 shares of the registrant's ordinary stock, par value $0.001 were outstanding.

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

September 30, 2013 and December 31, 2012

(Stated in US Dollars)

China Health Resource, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
As of September 30, 2013 and December 31, 2012
(Expressed in USD)

		September 30 ,2013	December 31 2012
	Note	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	2(h)	$1,111,456	$1,295,149
Accounts Receivable	2(i), 3	5,635,754	6,036,252
Other receivables and Advance to Suppliers	2(j), 4	10,523,344	4,291,635
Prepayment for Land Usage	5	5,598,493	3,520,020
Deferred Inventory Cost	6	5,370,159	8,253,292
Inventory	2(k), 7	1,853,949	1,648,759
Total Current Assets		30,093,155	25,045,107

Fixed Assets
Property, Plant and Equipment, Net	2(l), 8	788,012	786,097
Investment	9	487,108	-
Total Assets		$31,368,275	$25,831,204

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	10	$5,803,168	$5,665,986
Other Payable	11	3,374,974	326,781
Due to Shareholder		432,580	376,457
Taxes Payable		681,411	684,559
Short-Term Loan Payable	12	7,137,754	5,395,883
Total Current Liabilities		$17,429,887	$12,449,666

Total Liabilities		$17,429,887	$12,449,666
STOCKHOLDERS' EQUITY

Common Stock Class A (500,000,000 shares authorized, 227,435,953 and 177,435,953 issued and outstanding, par value US$0.001) at September 30, 2013 and December 31, 2012.		$227,436	$177,436
Preferred Stock (50,000,000 shares authorized , 0 issued and outstanding)		-	-
Additional Paid in Capital		2,036,497	1,736,497
Retained Earnings		982,775	662,205
Accumulated Other Comprehensive Income		10,691,680	10,805,400
Total Stockholders’ Equity		13,938,388	13,381,538

Total Liabilities & Stockholders’ Equity		$31,368,275	$25,831,204

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
For theperiod ended September 30, 2013 and 2012
(Expressed in USD)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Sales	$1,974,909	$4,397,402	$5,139,265	$19,657,963
Cost of Sales	1,444,036	4,018,164	3,956,964	15,881,780
Gross Profit	530,873	379,238	1,182,301	3,776,183

Operating Expenses
Selling, General and Administrative Expense	160,005	277,723	893,371	770,582
Interest Expense	142,790	128,009	345,603	157,752
Total Operating Expenses	302,795	405,732	1,238,974	928,334

Operating Income (Loss)	228,078	(26,494)	(56,673)	2,847,849

OTHER INCOME / (EXPENSES)
Other Expense	(57,046)	-	(57,046)	(1)
Total Other Income/(Expense)	(57,046)	-	(57,046)	(1)

Net Income (Loss) Before Taxes	171,032	(26,494)	(113,719)	2,847,848

Provision( Benefit ) Income Tax	-	(4,623)	-	720,345

Net Income (Loss)	171,032	(21,871)	(113,719)	2,127,503

Other Comprehensive Income (Loss)
Foreign Currency Translation (Gain (Loss)	49,903	34,515	327,784	(37,980)

Comprehensive Income	$220,935	$12,644	$214,064	$2,089,523

Weighted Average Common Shares Outstanding
Basic	217,545,843	177,435,953	190,855,071	177,435,953
Fully diluted	217,545,843	177,435,953	190,855,071	177,435,953

Net Gain(Loss) Per Common Share
Basic	$0.00	$(0.00)	$(0.00)	$0.01
Fully diluted	$0.00	$(0.00)	$(0.00)	$0.01

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the period ended September 30, 2013 and 2012
(Expressed in USD)

	For the nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(113,719)	$2,127,503
Adjusted to reconcile net income to net cash used in operating activities
Depreciation	45,640	43,224
Bad debt expenses	329,382	-
Stock-based compensation	-	7,958
Accounts receivable	205,564	(745,650)
Other receivable and advance to suppliers	(8,928,508)	(1,372,825)
Prepayment for land usage	3,923,540	(5,637,977)
Inventory	(165,541)	(687,228)
Accounts payable and accrued liabilities	15,135	2,553,960
Other payable	3,012,452	(70,107)
Due to shareholders	43,000	-
Others	7,842	5,149
Tax Payable	(18,593)	841,433
Net Cash used in Operating Activities	(1,643,806)	(2,934,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of long term investment	(482,579)	-
Purchase of property, plant, and equipment	(37,385)	-
Net Cash Used in Investing Activities	(519,964)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Proceeds from issuance of common stock	350,000	-
Proceed on short-term loan	1,602,162	5,069,675
Repayment from short-term notes payment	-	(1,204,048)
Net Cash Provided by Financing Activities	1,952,162	3,865,628

Net Increase (Decrease)in Cash and Equivalents	(211,608)	931,068

Foreign Currency Translation	27,915	(1,719)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,295,149	241,755
End of period	$1,111,456	$1,171,103

Supplementary cash flow information:
Income taxes paid	$-	$700,582
Interest paid	$341,576	$157,752

See Accompanying Notes to the Financial Statements and Accountant’s Report

China Health Resource, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the nine-month ended September 30, 2013 and 2012
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
For the nine-month ended September 30, 2013 and 2012
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
For the Nine Months Ended September 30, 2013 and 2012
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
For the Nine Months Ended September 30, 2013 and 2012
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

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2013 and 2012
(Expressed in USD)

Equipment	Straight-line for 5 to 20 years with a 3% salvage value
Building	Straight-line for 20 years with a 5% salvage value
Machinery	Straight-line for 10 years with a 5% salvage value

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

(m)    Long term investment

Long term investment with equity interest of less than 20% is recorded at cost and carried at that amount until it is sold or otherwise disposed of or until it is written down. A write-down from original cost is appropriate when dividends received represent a dividend received in excess of earnings subsequent to the investment date. Otherwise, dividends received are recorded as investment income.

(n)  Income Taxes

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

(o)  Earnings (Loss) Per Common Share

Basic earnings (loss) per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.

(p)  Fair Value of Financial Instruments

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

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2013 and 2012
(Expressed in USD)

(q)  Impairment of Long-Lived Assets

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

(r)   Stock-Based Compensation

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

(s)   Subsequent Events

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

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2013 and 2012
(Expressed in USD)

(t)   Recently Issued Accounting Pronouncements

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
For the Nine Months Ended September 30, 2013 and 2012
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

On July 18, 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carry forward Exists” (a consensus of the FASB Emerging Issues Task Force), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (NOL) carry forward, or similar tax loss or tax credit carry forward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carry forward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operation.

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2013 and 2012
(Expressed in USD)

3.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Accounts receivable as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013 Unaudited	December 31 , 2012
Accounts receivable, gross	$5,968,227	$6,036,252
Less: Allowance for doubtful accounts	(332,473)	-
Account receivable, net	$5,635,754	$6,036,252

Allowance for doubtful accounts :	September 30, 2013 Unaudited	December 31 , 2012
Beginning balance	$-	$-
Allowance provided	(329,382)	-
Foreign currency effect	(3,091)	-
Ending balance	$(332,473)	$-

4.	OTHER RECEIVABLES AND ADVANCES TO SUPPLIERS

Due to the high demand of DAR product, the company advances money to third party suppliers to secure more DAR supply. These advances bear no interest and will be applied as the payment when purchases are received. The balance of other receivables and advances to suppliers as of September 30, 2013 and December 31, 2012 are $10,523,344 and $4,291,635, respectively.

5.	PREPAYMENT FOR LAND USAGE

In November 2011, the company entered land usage agreement with 12 local village unions for future raw material DAR production. Prepayment for land usage as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013 Unaudited	December 31 , 2012
DAR production villages	$5,598,493	$3,520,020
Total	$5,598,493	$3,520,020

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2013 and 2012
(Expressed in USD)

6.	DEFERRED INVENTORY COSTS

The deferred inventory costs represented prepayment to suppliers for future inventory delivery. As of September 30, 2013 and December 31, 2012, the balances of deferred inventory costs are $5,370,159 and $8,253,292 respectively. These costs will be transferred to inventories at the time of inventory delivery.

7.	INVENTORY

Inventories as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013 Unaudited	December 31 , 2012
Raw Materials	$1,853,949	$1,648,759
Low Value Consumables	-	-
Inventory	$1,853,949	$1,648,759

As of September 30, 2013 and December 31, 2012, no provision for obsolete inventories was recorded by the Company. The large amount of raw material are due to more TCM business started, larger volume demand of DAR, and higher purchasing than previous year. The company has largely increased its inventory in current period to take advantage of the increasing market demand. Low value consumables are the materials for the process of finished goods. Due to the different outsourcing process adopted for the same period in 2012, the processing party is having all the materials and processing cost in its total fees. The finished goods, Bailing Capsules, had been changed to process by order due to the upgrade of the sales strategy.

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of September 30, 2013 and December 31, 2012 consists of the following:

	September 30, 2013 Unaudited	December 31, 2012

Property, Plant and Equipment	$1,093,149	$1,039,950
Less: accumulated depreciation	(305,137)	(253,853)
Property, Plant and Equipment, net	$788,012	$786,097

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2013 and 2012
(Expressed in USD)

9.	LONG TERM INVESTMENT

On July 11, 2013, Suining Yinfa DAR Industrial Co, Ltd, a subsidiary of China Health Resource, Inc., invested in Suining Fengfa Modern Agricultural Credit Guarantee Co., Ltd. for a 1.984% equity interest for long term investment. The investment is accounted for under the cost method, as the Company does not have a significant influence over the business and operations of Suining Fengfa Modern Agricultural Credit Guarantee Co., Ltd.

The Company did not receive any dividends in 2013, and has not received any dividends in excess of the proportionate share of accumulated earnings since the date of acquisition, as a reduction of the cost of the investment.

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013 Unaudited	December 31 , 2012
Accounts payable	$3,025,309	$2,984,811
Accrued liabilities	2,777,859	2,681,175
Total accounts payable and accrued liabilities	$5,803,168	$5,665,986

Accrued liabilities include accrued wage payable, accrued welfare payable, other taxes payable, and receipt in advance.

11.	OTHER PAYABLE

As of September 30, 2013 and December 31, 2012, other payable consist of the following:

	September 30, 2013 Unaudited	December 31 , 2012
Labor Union Fee	$13,857	$10,907
Pension Fund	43,452	28,337
Social Insurance	62,262	90,175
Risk Fund	162	159
Other non-related payables	3,255,241	197,203
Total	$3,374,974	$326,781

The advances from those non-related payables are unsecured, interest free and repayable on demand.

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2013 and 2012
(Expressed in USD)

12.	SHORT TERM LOAN

As of September 30, 2013 and December 31, 2012, short term loan consist of the following:

Name	Note	September 30, 2013	December 31, 2012
Loan from Shanghai Pudong Development Bank
-Interest rate at 6.90% per annum; due 8/14/2014		$1,623,693	$-
-Interest rate at 6.90% per annum; due 7/4/2014		1,292,459	-
-Interest rate at 6.90% per annum; due 7/3/2014		1,948,432	-
-Interest rate at 6.60% per annum; due 9/18/2013		-	1,587,024
-Interest rate at 6.60% per annum; due 8/16/2013		-	1,587,024
-Interest rate at 6.48% per annum; due 7/12/2013		-	1,587,024

SuiNing City Commercial Bank
-Interest rate at 9.00% per annum; due 9/30/2014		1,623,693	-

Loan from Wang Lijun
-Interest rate at 24% per annum; due 5/13/2014	2	-	317,405

Loan from Wang Li
-Interest rate at 24% per annum; due 9/11/2014		243,554	-
-Interest rate at 24% per annum; due 7/4/2014		81,185	-
-Interest rate at 24% per annum; due 10/1/2013	1	324,738	317,405
Total		$7,137,754	$5,395,883

1)	The loan provided by Wang Li was guaranteed by the CEO Mr. Jiayin’s Wang’s and Mrs. Sulan Deng’s household assets.

2)	The loan provided by Wang Lijun was guaranteed by the CEO Mr. Jiayin’s Wang’s and Mrs. Sulan Deng’s household assets.

13.	INCOME TAXES

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
For the Nine Months Ended September 30, 2013 and 2012
(Expressed in USD)

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the year ended September 30, 2013 and December 31, 2012.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	September 30, 2013	September 30, 2012
Loss subject to U.S. operation	$(24,000)	$(33,531)
Income(Loss) subject to PRC operation	(89,719)	2,881,379
Income(Loss) before income taxes	$(113,719)	$2,847,848

United States of America

The Company is registered in the State of Delaware and is subject to United States of America tax law.

For the nine- month period ended September 30, 2013, the U.S. operation had $ 24,000 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

China Health Resource, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2013 and 2012
(Expressed in USD)

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for period ended September 30, 2013 and 2012 is as follows:

	September 30, 2013 (Unaudited)	September 30, 2012
Income (loss) before income taxes	$(13,719)	$2,881,379
Statutory income tax rate	25%	25%
	-	720,345
Expenses not deductible for tax purposes:
- Provisions	-	-
Income tax	$-	$720,345

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	September 30, 2013 (Unaudited)	September 30, 2012
U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)%	(34)%
China income taxes	25%	25%
Total provision for income taxes	25%	25%

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of the nine-month period ended September 30, 2013 and September 30, 2012.

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
For the Nine Months Ended September 30, 2013 and 2012
(Expressed in USD)

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

14.	MAJOR CUSTOMER/VENDOR AND CONCENTRATION

(a)	Sale breakdown

For the nine-month period ended September 30, 2013, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from customers located in the PRC.

All customers are all non-related parties, mostly located in Sichuan province or southern China. The sole business relationship with Yinfa is to purchase raw DAR, other TCM, or Yishen Capsule. For the nine-month period ended September 30, 2013, 88% of the total revenue is contributed by DAR, 12% of the total revenue is contributed by other TCM, and none of total revenue is contributed by Yishen Capsule.

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
For the Nine Months Ended September 30, 2013 and 2012
(Expressed in USD)

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
For the Nine Months Ended September 30, 2013 and 2012
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

On June 19, 2013, the Board of Directors of the Company approved a securities purchase agreement with certain accredited investor pursuant to which the Company issued the Investor an aggregate of 50,000,000 shares of our common stock, par value $0.007 per share in exchange for aggregate consideration of $350,000.

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

Depreciation is calculated to write-off the cost or basis of the property, plant, and equipment over their estimated useful lives for the date on which they become fully operational and after taking into account their estimated residual values (salvage value), using the straight-line method, at the following rates per year:

Equipment	Straight-line for 5 to 20 years with a 0% salvage value
Building	Straight-line for 20 years with a 5% salvage value
Useful life of land	Straight-line for 15 years with a 0% salvage value

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

The translation rates are as follows:

	09/30/2013	06/30/2013	12/31/2012	09/30/2012	06/30/2012
Year/quarter end RMB : US$ exchange rate	6.1588	6.1787	6.3011	6.3190	6.3249
Average yearly/quarterly RMB : US$ exchange rate	6.2166	6.2422	6.3057	6.3120	6.3069

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

On July 18, 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carry forward Exists” (a consensus of the FASB Emerging Issues Task Force), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (NOL) carry forward, or similar tax loss or tax credit carry forward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carry forward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operation.

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

Three Months Period Ended September 30, 2013 Compared to the Three Months Period Ended September 30, 2012

Balance Sheet

Our total assets increased by US $5,096,518 for the three months period ended September 30, 2013 to US $31,368,275 from June 30, 2013 which was US $26,271,757. Total liabilities increased by US 4,532,798 to US $17,429,887 for the three months period ended September 30, 2013 from US $12,897,089 as of June 30, 2013. Those changes are principally due to an increase of prepaid expenses, inventory, accounts payable, other payable, short term loan payable and taxes payable.

Balance Sheet	September 30, 2013 (USD)	June 30, 2013 (USD)
Total Assets	$31,368,275	$26,271,757
Total Liabilities	$17,429,887	$12,897,089
Net Assets	$13,938,388	$13,374,668

Results of Operations

The following table presents the unaudited consolidated results of operations of the Company for the three months period ended September 30, 2013 as compared to the results of operations for the three months period ended September 30, 2012.

	For the Three Months Ended September 30 (USD)
	2013	2012
	Unaudited	Unaudited
Revenue	$1,974,909	$4,397,402
Cost of Sales	1,444,036	4,018,164
Gross Profit	530,873	379,238
Selling, General, and Administrative	160,005	277,723
Interest Expenses	142,790	128,009
Total Operating Expenses	302,795	405,732
Operating Income(Loss)	228,078	(26,494)
Other Income (loss)	(57,046)	-
Provision Income Tax	-	4,623
Net Income (Loss)	171,032	(21,871)
Foreign Currency Translation Gain	49,903	34,515

Total comprehensive income	$220,935	$12,644

Revenues

Our revenues for the three months period ended September 30, 2013 were US $ 1,974,909, a decrease of 55% over revenues of US $4,397,402 for the three months period ended September 30, 2012.  The decrease in sales revenues was due primarily to the decrease in demand for non-branded raw products and the Yishen capsule. This reduction in sales quantities and unit price is within a broader slowdown in demand for China’s TCM market. Management considers the long term trend remains intact but the softening of China’s market has had an effect in our sales. This softening in demand contributed to a significant reduction in the volume of sales in raw TCM herbs and Yinshen capsules. The company also faced in period an increase in competition of non-branded products and in particular for raw non-branded products. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices decreased due to the macro TCM market condition.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost.  The cost of sales for the three months period ended September 30, 2013 were US $1,444,036, representing a decrease of 64% over the cost of sales of US $4,018,164 for the three months period ended September 30, 2012.  The decreased costs of sales and comparatively lower gross profit rate were principally due to the decline in demand of products and increase in the price of other raw materials.

Gross profit for the three months period ended September 30, 2013 increased by approximately 40% to US $530,873 from US $379,238 for the three months period ended September 30, 2012.  Gross profit margin for the three months ended September 30, 2013 was 27% compared to 9% for the three months ended September 30, 2012.  The increase in profit margin was mainly attributed to the increase in the gross margin derived from increase in relative mix of sales of higher profit margin products, such as DAR.

Operating Expenses

The operating expenses for the three months ended September 30, 2013 were US $302,795, representing a decrease of 25% over operating expenses of US $405,732 for the three months period ended September 30, 2012. The operating expenses included selling, general and administrative (“SG&A”) expense and interest cost. The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses. The SG&A expenses for the three months period ended September 30, 2013 were US $160,005, representing decrease of 42% over SG&A expenses of US $277,723 for the three months period ended September 30, 2012. And the interest costs for the three months period ended September 30, 2013 were US $142,790, representing an increase of 12% over interest costs of US $128,009 for the three months period ended September 30, 2012.

The decrease of SG&A expenses for the recent quarter is due to the decrease competition in the market particularly in the non-branded products category; making operations relatively more expensive in the third quarter in 2013, comparing to the same period in 2012. And the increase of interest costs because the Company had more loan that it had in September 30, 2012.

Other Comprehensive Income

For the three months period ended September 30, 2013, we had a total other comprehensive income of US $49,903, compared to other comprehensive income of US $34,515 for the three months period ended September 30, 2012.  The change in total other comprehensive income was due primarily related to foreign currency translation between RMB and USD.

Impact of Inflation

We believe that inflation has had a negligible effect on operations for the three months period ended September 30, 2013. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China. In the third quarter of 2013, the TCM market inflation was relatively in a stable condition.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate.  There is no credit for income tax for the three months period ended September 30, 2013 and the income tax for the three months period ended September 30,2013 were US $0 while the income tax benefit for the same period ending September 30, 2012 were US $4,623.

Net Income/Loss

We had net profit for the three months period ended September 30, 2013 of US $171,032, while net loss for the three months period ended September 30, 2012 of were US $21,871.  The increase in our net income for the three months period ended September 30, 2013 is attributable principally to a decreased cost of operation, cost of good combined with the reduction in sales especially in the non-branded TCM raw products and general and selling, general and administrative expense. The company believes through advertisement, an increase in awareness, along with focus on branded product net income can be further increased. We are working to strengthen our internal management processes and to grow our sales revenues by expanding our product line, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Nine Months Period Ended September 30, 2013 Compared to the Nine Months Period Ended September 30, 2012

Balance Sheet

Our total assets increased by US $5,537,071 for the nine months period ended September 30, 2013 to US $31,368,275 from December 31, 2012 which was US $25,831,204.  Total liabilities increased by US $4,980,221 to US $17,429,887 for the nine months period ended September 30, 2013 from US $12,449,666 as of December 31, 2012. Those changes are principally due to an increase of prepayment for land usage, inventory, accounts payable and accrued liabilities, other payable, due to shareholder, taxes payable and short-term loan payable.

Balance Sheet	September 30, 2013 (USD)	December 31, 2012 (USD)
Total Assets	$31,368,275	$25,831,204
Total Liabilities	$17,429,887	$12,449,666
Net Assets	$13,938,388	$13,381,538

Results of Operations

The following table presents the unaudited consolidated results of operations of the Company for the nine months period ended September 30, 2013 as compared to the results of operations for the nine months period ended September 30, 2012.

	For the Nine Months Ended September 30 (USD)
	2013	2012
	Unaudited	Unaudited
Revenue	$5,139,265	$19,657,963
Cost of Sales	3,956,964	15,881,780
Gross Profit	1,182,301	3,776,183
Selling, General, and Administrative	893,371	770,582
Interest Expenses	345,603	157,752
Total Operating Expenses	1,238,974	928,334
Operating Income(Loss)	(56,673)	2,847,849
Other expenses	(57,046)	(1)
Provision Income Tax	-	720,345
Net Income (Loss)	(113,719)	2,127,503
Foreign Currency Translation (Loss) & Gain	327,784	(37,980)

Total comprehensive income	$214,064	$2,089,523

Revenues

Our revenues for the nine months period ended September 30, 2013 were US $5,139,265, a decrease of 74% over revenues of US $19,657,963 for the nine months period ended September 30, 2012. The decrease in sales revenues was due primarily to the decrease in demand for non-branded raw products and the Yishen capsule. This reduction in sales is within a broader slowdown in demand for China’s TCM market. Management considers the long term trend remains intact but the softening of China’s market has had an effect in our sales. This softening in demand contributed to a significant reduction in the volume of sales in raw TCM herbs and Yinshen capsules. The company also faced in period an increase in competition of non-branded products and in particular for raw non-branded products. Our sales arrangements are not subject to any warranties. In this period, TCM prices including DAR retail prices decreased due to the macro TCM market condition.

Cost of Sales; Gross Profit

Cost of sales are expenses directly related to manufacturing and selling our products, including costs of raw materials purchased from farmers, product delivery and direct labor cost.  The cost of sales for the nine months period ended September 30, 2013 were US $3,956,964, representing a decrease of 75% over the cost of sales of US $15,881,780 for the nine months period ended September 30, 2012. The decreased costs of sales and comparatively lower gross profit rate were principally due to the decline in demand of products and increase in the price of other raw materials.

Gross profit for the nine months period ended September 30, 2013 decreased by approximately 69% to US $1,182,301 from US $3,776,183 for the nine months period ended September 30, 2012.  Gross profit margin for the nine months period ended September 30, 2013 was 23% compared to 19% for the nine months period ended September 30, 2012.  The increase in profit margin was mainly attributed to the increase in the gross margin derived from the decline in demand of products and the increase in relative mix of sales of higher profit margin products.

Operating Expenses

The operating expenses for the nine months period ended September 30, 2013 were US $1,238,974, representing an increase of 33% over operating expenses of US $928,334 for the nine months period ended September 30, 2012.  The operating expenses included selling, general and administrative (“SG&A”) expense and interest cost. The largest component of operating expenses is attributable to selling, general and administrative (“SG&A”) expense consisting primarily of administrative expenses. The SG&A expenses for the nine months period ended September 30, 2013 were US $893,371, representing an increase of 16% over SG&A expenses of US $770,582 for the nine months period ended September 30, 2012.  And the interest costs for the nine months period ended September 30,2013 were US $345,603, representing an increase of 2 times over interest costs of US $157,752 for the nine months period ended September 30, 2012

The increase of SG&A is primarily due to an increase in allowance of bad debt first three quarters in 2013, comparing to the same period in 2012.  And the increase of interest cost because the Company had more loan that it had in September 30, 2012.

Other Comprehensive Income/Loss

For the nine months period ended September 30, 2013, we had a total other comprehensive income of US $327,784, compared to other comprehensive loss of US $37,980 for the nine months period ended September 30, 2012.  The change in total other comprehensive income (loss) was due primarily related to foreign currency translation between RMB and USD.

Impact of Inflation

We believe that inflation has had a negligible effect on operations for the nine months period ended September 30, 2013. The inflation rate in the Sichuan Province has been lower than the average national inflation rate for China. In the first three quarters of 2013, the TCM market inflation was relatively in a stable condition.

Taxes

According to the Corporate Income Tax Law of China, companies without any tax abatement programs are charged at a 25% income tax rate.  There is no credit for income tax for the nine months period ended September 30,2013 and the income tax for the nine months period ended September 30,2013 were US $0 while the income tax for the same period ending September 30, 2012 were US $720,345.

Net Income/Loss

We had net loss for the nine months period ended September 30, 2013 of US $113,719, while net income for the nine months period ended September 30, 2012 of were US $2,127,503. The decrease in our net income for the nine months period ended September 30, 2013 is attributable principally to a decrease in demand for non-branded raw products and the Yishen capsule. This reduction in sales is within a broader slowdown in demand for China’s TCM market and allowance of bad debt. However the company believes through advertisement, an increase in awareness, along with focus on branded product net income can be increased. We are working to strengthen our internal management processes and to grow our sales revenues by expanding our product line, while maintaining an efficient cost structure. However, there can be no assurance that we will achieve or maintain continuing profitability, or that revenue growth will continue in the future.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of September 30, 2013, we had cash and cash equivalents of $1,111,456, substantially almost all of which is located in financial institutions in China. The following table provides detailed information about our net cash flow for financial statement periods presented in this report:

Summary of Cash Flow Statements (USD)

	For the nine months ended
	September 30

	2013 Unaudited	2012 Audited
Net cash used in operating activities	$(1,643,806)	$(2,934,560)
Net cash used in investing activities	(519,964)	-
Net cash provided by financing activities	1,952,162	3,865,628
Net increase (decrease) in cash and cash equivalent	$(211,608)	$931,068

Effect of foreign currency translation on cash and cash equivalents	27,915	(1,719)

Cash flows used in operating activities were US $1,643,806 during the nine months period ended on September 30, 2013, compared to US$ 2,934,560 of net cash used in the operating activities during the nine months period ended September 30, 2012.

This was due to a decrease of US $2,241,222 in net loss of US $113,719 for the nine months period ended September 30, 2013 from a net income of US $2,127,503 for the nine months period ended September 30, 2012. Net expenditures for inventory were US $165,541 for the nine months period ended September 30, 2013 compared to US $687,228 for the nine months period ended September 30, 2012. The cash flow provided from accounts receivables was US$ 205,564 for the nine months period ended September 30, 2013, compared to US $745,650 of net cash used in accounts receivable for the nine months period ended September 30, 2012. The cash flow used in other receivables and advance to suppliers was US$ 8,928,508 for the nine months period ended September 30, 2013, compared to US $1,372,825 of net cash used in other receivables and advance to suppliers for the nine months period ended September 30, 2012. The cash flow provided from accounts payable and accrued liabilities was US$ 15,135 for the nine months period ended September 30, 2013, compared to US $2,553,960 of net cash provided from accounts payable and accrued liabilities for the nine months period ended September 30, 2012.

Cash flows used in investing activities was US $519,964 for the nine months period ended September 30, 2013, compared to $0 for the nine months period ended September 30, 2012.

Cash flows provided from financing activities was US $1,952,162 for the nine months period ended September 30, 2013, compared to US $3,865,628 of net cash provided from the financing activities for the nine months period ended September 30, 2012.

In July, 2013, the Company subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si (“Yinfa”), entered into a short-term loan agreement with Shanghai Pudong Development Bank. The Bank Loan provides the amount of for 12,000,000 RMB, ($1,948,432USD) for a term from July 2, 2013 to July 3, 2014 at a fixed annual interest rate of 6.90%, with interest is payable monthly. As part of this transaction, the Company entered into a bank loan security agreement (“Bank Collateral Agreement”) which provide for the collateralization of its office building located at ground floor, the 2nd floor and the 3 rd floor of the Estate Management Building of Yinhejiayuan (address: No. 188 Xishan Road, Suining. A second short-term loan under the same collateral agreements was executed in August of 2013 10,000,000 RMB, ($1,623,693USD) bearing 6.90% interest with a term from August 15, 2013 to August 14, 2014. A third short-term loan was executed in July of 2013 7,960,000 RMB, ($1,292,549 USD) bearing 6.90% interest with a term from July 3, 2013 to July 4, 2013.

In September, 2013, the Company subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si (“Yinfa”), entered into a short-term loan agreement with SuiNing City Commercial Bank. The Bank Loan provides the amount of for 10,000,000 RMB ($ 1,623,693 USD) for a term from September 29, 2013 to September 30, 2014 at a fixed annual interest rate of 9.00%  with interest is payable monthly.

In October, 2012, the Company subsidiary corporation, Suining Shi Yinfa Bai Zhi Chan Ye You Xian Gong Si (“Yinfa”), entered into an unsecured short-term loan agreement with unrelated party Wang Li (Wang Li Loan). Wang Li Loan provides the amount of for 2,000,000 RMB, ($317,405 USD) for a term from October 1, 2012 to September 30, 2013 at fixed annual interest rate of 24%, with interest is payable monthly. A second unsecured short term loan agreement was executed in July of 2013 500,000RMB, (81,185 USD) bearing 24% interest with a term from July 3, 2013 to July 4, 2014 at a fixed annual interest rate of 24% with interest is payable monthly. A third unsecured short term loan agreement was executed in September of 2013 1,500,000 RMB, (243,554 USD) bearing 24% interest with a term from September 10, 2013 to September 11, 2014 at a fixed annual interest rate of 24% with interest is payable monthly.

Overall, we have funded our cash needs from inception through September 30, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of US $1,111,456 on hand for the nine months period ended September 30, 2013, a decrease of US $183,693 from the beginning of the year of 2013.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Item 305(e) of Regulation S-K.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (who is also our Chief Executive Officer) and principal financial officer (who is also our Chief Financial Officer), we conducted an evaluation of the effectiveness, as of September 30,2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective due to the material weakness and significant deficiency in internal controls over financial reporting described below.

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

The material weakness and significant deficiency identified by our management as of September 30,2013 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2013, the Board of Directors approved a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investor (the “Investor”) pursuant to which we issued the Investor an aggregate of 50,000,000 shares (the “Investor Shares”) of our common stock, par value $0.001 per share (“Common Stock”) in exchange for aggregate consideration of $350,000 (the “Private Placement”). The Company entered the Securities Purchase Agreement with the Investor on June 19, 2013.

The Securities Purchase Agreement allows for the sale of up to $350,000 of shares of Common Stock in one closing until July 19, 2013. The Securities Purchase Agreement contains representations, warranties and covenants of the Investors and us that are typical for transactions of this type.

The Investor Shares issued to the Investors were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, provided by Section 4(2) and Regulation D (Rule 506) and Regulation S under the Securities Act. Each Investor was an accredited investor (as defined by Rule 501 under the Securities Act) and a non-U.S. person, as defined in Rule 902(k) of Regulation S at the time of such Investor’s respective Private Placement. In addition, the Company’s shares will be issued without registration under Section 5 of the Securities Act in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. Specifically, (1) the Company had determined that the Investor was knowledgeable and experienced in finance and business matters and thus they are able to evaluate the risks and merits of acquiring the Investor Shares; (2) the Investor had advised the Company that the Investor was able to bear the economic risk of purchasing the Company’s common stock; (3) the Company had provided the Investor with access to the type of information normally provided in a prospectus; and (4) the Company did not use any form of public solicitation or general advertising in connection with the issuance of the shares.

On August 7, 2013, the Company filed with the Securities and Exchange Commission an exemption from registration offering on Form D.  As of December 19, 2013, the Company has sold 50,000,000 shares of our common stock to the private investor at a fixed price of $0.007 per share for total proceeds of $350,000 under the above securities purchase agreement.

The foregoing summaries of the Securities Purchase Agreement are not complete, and are qualified in their entirety by reference to the full text of the agreements that were attached as exhibits to the Current Report on Form 8-K filed on June 25, 2013 and Form D filed on August 7, 2013. Readers should review those agreements for a more complete understanding of the terms and conditions associated with this transaction.

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

China Health Resource, Inc.

December 30, 2013	By: /s/ Jiayin Wang
Name: Jiayin Wang
Title: Chief Executive Officer and Director

China Health Resource, Inc.

December 30, 2013	By: /s/ Weihai Liu
Name: Weihai Liu
Title: Chief Financial Officer

